Form 10-Q
period 2010-05-31
Essense Water, Inc.
filed 2010-07-14
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2010

                        Commission file number 333-162824

                                 ESSENSE WATER, INC.
             (Exact name of registrant as specified in its charter)

                                      Nevada
         (State or other jurisdiction of incorporation or organization)

                               3638 N Rancho Drive
                              Las Vegas, NV  89130
          (Address of principal executive offices, including zip code)

                                  (509)448-4946
                     (Telephone number, including area code)

                             Mr. Jeffrey Nichols, Esq.
                                  811 6th Avenue
                               Lewiston, ID  83501
                        (415)314-9088/(800)778-3290 (FAX)
                     (Name and Address of Agent for Service)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of July 12, 2010.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2010 immediately follow.

                              Essense Water, Inc.
                         (A Development-Stage Company)
                        Interim Condensed Balance Sheets
                                   (Unaudited)



ASSETS
                                               May 31, 2010   August 31, 2009
                                                                  (Audited)

Current Assets
Cash                                             $     46          $  1,952

   Total Current Assets                                46             1,952

LIABILITIES
  Current Liabilities
    Accounts Payable                                  750                 0
    Accrued Liabilities                             1,750             3,500
    Payable to Affiliates                           5,073               363
                                                    -----             -----

  Total Current Liabilities                         7,573             3,863

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
  Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,000,000 Shares Outstanding                   1,200             1,200
Additional Paid In Capital                            800               800
Deficit Accumulated During Development Stage       (9,527)           (3,911)
                                                    -----             -----
  Total Stockholders' Equity                       (7,527)           (1,911)
                                                    -----             -----

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY(DEFICIT)                            $     46           $ 1,952
                                                    =====             =====









  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                         (A Development-Stage Company)
                   Interim Condensed Statements of Operations
                                 (Unaudited)



                                                          Inception Inception
                                    Three   Three   Nine   (January  (January
                                   Months  Months  Months  29, 2009) 29, 2009
                                    Ended   Ended   Ended    Through  Through
                                   May 31, May 31, May 31,   May 31,  May 31,
                                     2010    2009    2010      2009     2010
                                     ----    ----    ----      ----     ----
Expenses:
  General & Administrative        $ 1,790 $  363  $ 5,617    $  363   $ 9,527
                                     ----    ----    ----      ----     ----

Total Expenses                      1,790    363    5,617       363     9,527
                                     ----    ----    ----      ----     ----

Provision for Income Taxes              0      0        0         0        0
                                     ----    ----    ----      ----     ----

Net Income (Loss)                 $(1,790) $(363) $(5,617)   $ (363) $(9,527)
                                    =====    ===    =====       ===    =====

Net Loss per Common Share -
   Basic and Diluted              $ (0.00) $(0.00) $(0.00)   $(0.00)

Weighted Average Number of Shares Outstanding -
   Basic and Diluted           12,000,000 391,304 12,000,000  292,683



















  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                         (A Development-Stage Company)
                       Interim Statements of Cash Flows
                                (Unaudited)



                                                     January 29,  January 29,
                                                           2009         2009
                                       Nine Months   (Inception)  (Inception)
                                             Ended      Through      Through
                                            May 31,      May 31,      May 31,
                                              2010         2009         2010
                                              ----         ----         ----

Cash Flows from Operating Activities:
  Net Loss                                $ (5,617)    $   (363)    $ (9,527)
  Net Change in Accounts Payable               750            0          750
  Net Change in Accrued Liabilities         (1,750)         363        1,750
                                             -----          ---        -----

Net Cash Provided By (Used In)
  Operating Activities                      (6,617)           0       (7,027)
                                             -----          ---        -----

Cash Flows from Financing Activities:
  Advances from Affiliate                    4,710            0        5,073
  Proceeds from Sale of Common Stock             0        2,000        2,000
                                             -----        -----        -----

Net Cash Flows Provided
  by Financing Activities                    4,710        2,000        7,073
                                             -----        -----        -----

Net Increase (Decrease) in Cash             (1,906)       2,000           46
                                             -----        -----        -----

Cash - Beginning of Period                   1,952            0            0

Cash - End of Period                      $     46    $   2,000     $     46


Supplemental Disclosure of Cash Flow Information:
  Cash Paid For:
    Interest                              $      -    $        -    $      -
    Income Taxes                          $      -    $        -    $      -





  The accompanying notes are an integral part of these financial statements.

                                Essense Water, Inc.
                           (A Development-Stage Company)
                     Interim Statement of Stockholders' Equity
                                  (Unaudited)


                                                             Deficit
                                                         Accumulated
                          ------ Paid-In Capital ------       During
                                                 Excess  Development
                          Shares     Amount      of Par        Stage   Total
                          --------------------------------------------------

BALANCE, 1/29/2009             0    $     0     $     0      $     0 $
0
                          --------------------------------------------------

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009     12,000,000      1,200         800                2,000

Deficit - thru
  August 31, 2009                                             (3,911) (3,911)
                          --------------------------------------------------

BALANCE, 8/31/2009    12,000,000      1,200         800       (3,911) (1,911)

Deficit - Three
  Months Ended
  November 30, 2009                                           (1,781) (1,781)
                          --------------------------------------------------

BALANCE, 11/30/2001   12,000,000      1,200         800      ( 5,692) (3,692)

Deficit - Three
  Months Ended
  February 28, 2010                                           (2,045) (2,045)
                          --------------------------------------------------

BALANCE, 2/28/2010    12,000,000      1,200         800       (7,737) (5,737)

Deficit - Three
  Months Ended
  May 31, 2010                                                (1,790) (1,790)
                          --------------------------------------------------

BALANCE, 5/31/2010    12,000,000    $ 1,200     $   800      $(9,527)$(7,527)
                          --------------------------------------------------



  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                       (A Development-Stage Company)
              Notes to Interim Condensed Financial Statements
                             As of May 31, 2010
---------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2009 audited financial statements. The results of operations for the period(s) ended May 31, 2010 are not necessarily indicative of the operating results for the full year.

The Company's management had evaluated all recent accounting pronouncements since the last audit through the issuance date of these financial statements. In the Company's opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and other investors sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through July 6, 2010, the date which the financial statements were available to be issued. There were no significant subsequent events that need to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this report and actual results may differ materially from historical results or our predictions of future results.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenue to date.

We incurred operating expenses of $1,790 for the three months ended May 31, 2010. Our expenses during the period consisted of $1,750 in accounting services and $40 for postage. Since inception, accounting fees have comprised $8,750 of the total General and Administrative expenses of $9,527.

Our net loss from inception (January 29, 2009) through May 31, 2010 totals
$9,527.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended May 31, 2010.

                      Balance Sheet Data:          5/31/10
                      -------------------          --------

                      Cash                          $    46
                      Total Assets                  $    46
                      Total Liabilities             $ 7,573
                      Shareholders' Equity          $(7,527)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2010 was $46. In order to achieve meet the objectives of our business plan, we will require the funding from the offering of registered shares pursuant to our Registration Statement filed on Form S-1 which recently became effective on June 9, 2010. There is no guarantee that the Company will be able to complete the offering. If we experience a shortage of funds prior to funding from the offering we may


                                      -7-
<PAGE
utilize funds from our sole officer/director, who has agreed to advance funds for operations until such time as we receive sufficient funding from the offering. However we have no formal commitment, arrangement(s), or legal obligation with him to advance or loan funds to us. As of May 31, 2010 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $5,073. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the 12 to 24 months consists of the following steps/stages:

1. Complete our public offering. The offering will conclude the sooner of: a) when all 8,000,000 shares of common stock have been sold, or b) 90 days after the effective date of this registration statement. The Company may, at our discretion, extend the offering for an additional 90 day period. Thus, it could take up to 180 days from the effective date to complete. While the Company expects to begin testing and formulation of its product once it receives the minimum level of funding ($20,000) from the offering, it will not begin more full scale operations, much beyond product formulation, until this offering is closed. Rather, the Company intends to concentrate much of its efforts on raising as much potential capital through the offering as possible during this period.

Management hopes that its offering can be successfully completed within the 180 day timeframe that it has to complete it. Until such time as the offering is successfully completed, the Company will have little time to work on or further other development in its business plan as the efforts of the Company's sole officer/director will be focused on this area.

2. Formulation of our drink product will be of foremost importance in the early stages of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you than plain water. We will most likely endeavor to develop one basic formula rather than several formulas, and then offer that formula in a few basic flavors.

Efforts in this stage will be started once the offering has been successfully completed, which we expect to be by the middle to late fall of 2010. This stage will most likely take three to six months to complete.

3. Once our drink formula has been somewhat developed and decided upon, we will begin working simultaneously on several other key areas in the furtherance of our business plan. In no particular order, these areas of development include the following:

 - develop contacts with third-party bottlers with the goal of selecting one to utilize in the manufacturing and bottling of the Company's product,
 - develop a name for the Company's product,
 - design labeling for the product,
 - research and select the form of packaging (i.e. bottle type),
 - research and decide upon the pricing model for the product;

 - design and develop the Company's web-site utilizing a third-party web designer
 - meet with local area retailers and wholesalers regarding sale and distribution of the product,
 - plan other marketing and promotional means for getting knowledge and brand recognition of the product into the marketplace.

This third stage of the business plan will most likely begin once the Company has neared completion of the development and formulation of the drink product and continue on for six to twelve months after product completion. It is late during this stage when the Company expects to begin producing any operating cash flows from the sale of its product.

The Company has budgeted the following amounts, by expense category. to be used in executing its business plan, based on the level of receipts from the offering:

                                                  If Minimum     If Maximum
                                                      Raised         Raised
Expenses of the offering, including
  preparation and filing of Prospectus (1)          $  7,800       $  7,800

Administrative expenses and
  legal/accounting services                            5,500         13,000

Formulate and develop product,
  labeling, and packaging                              4,200         30,000

Develop brand name and seek
  possible trademark,                                    500         10,000

Design website, plan sales/marketing
  campaign, and pursue trade channels                  2,000         38,000

General corporate and working capital                      0        101,200
                                                      ------        -------

Totals                                              $ 20,000      $ 200,000
                                                      ------        -------

(1) The Company's founder has made cash advances to the Company to pay the costs of the offering expenses incurred to date. At present, these total $6,100. This amount will be repaid to him from the proceeds of the offering.

The above costs are management's estimates. To date, we have not commenced any operational phases.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

  - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2010.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2011.







                                      -11

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.
                                               Incorporated by Reference
Exhibit No.   Exhibit                          or Filed Herewith
----------    -------     -------------------------------------------
   3.1        Articles of Incorporation        Incorporated by reference to
                                                 the Registration
                                                 Statement on Form S-1 filed
                                                 with the SEC on May 20, 2010
                                                 File No. 333-162824

   3.2        Bylaws                           Incorporated by reference to
                                                 the Registration
                                                 Statement on Form S-1 filed
                                                 with the SEC on May 20, 2010
                                                 File No. 333-162824

  31.1         Section 302 Certification of           Filed herewith
               Chief Executive Officer

  31.2         Section 302 Certification of           Filed herewith
               Chief Financial Officer

  32           Section 906 Certification of           Filed herewith
               Chief Executive Officer and
               Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 12, 2010         Essense Water, Inc.

                      /s/ Kevin Nichols
                          -----------
                      By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)