Form 10-K
period 2010-08-31
Essense Water, Inc.
filed 2010-12-09
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2010

                        Commission file number 333-162824

                               Essense Water, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

        Nevada                                             27-0265042
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                              3638 N Rancho Drive
                              Las Vegas, NV 89139
                        (509)448-4946/(509)448-4956 FAX
               (Address of Principal Executive Offices & Zip Code)

                             Mr. Jeffrey Nichols, Esq
                               Essense Water, Inc.
                                 811 6th Avenue
                               Lewiston, ID 83501
                         (415)314-9088/(800)778-3120 FAX
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer   [ ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2010, the registrant had 12,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2010.

                                ESSENSE WATER, INC.
                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     Part I

Item 1.  Business                                                         4
Item 1A. Risk Factors                                                     9
Item 2.  Properties                                                      11
Item 3.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Securities Holders           11

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities             12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12
Item 8.  Financial Statements and Supplementary Data                     16
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      26
Item 9A. Controls and Procedures                                         26

                                Part III

Item 10. Directors and Executive Officers                                28
Item 11. Executive Compensation                                          30
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                               31
Item 13. Certain Relationships and Related Transactions                  31
Item 14. Principal Accounting Fees and Services                          31

                                 Part IV

Item 15. Exhibits                                                        32

Signatures                                                               32

                                     PART I

ITEM 1. BUSINESS

Essense Water, Inc. ("Essense," the "Company," "we," "us,") is seeking to develop, market, and distribute a beverage product that will be positioned as a "better for you than just plain water" type of drink. It will be targeted to a growing category of "new age/functional" beverage consumers. "New Age/Functional Beverages" is a category that includes natural soda, fruit juices and fruit drinks, ready-to-drink teas, sports drinks, and water.

We have not yet developed and formulated our beverage product. In doing so, we will develop the product ourselves, determine the proper formulation(s), and then seek a third-party to do the actual preparation and bottling of the product based on our internally-derived formula(s). Once the Company has formulated its product, designed its labeling, and selected the form of container to use, it will seek to have it bottled through a third-party since the costs for a production/bottling facility is cost prohibitive at this early point. We intend to market and sell our products ourselves through a network of natural, gourmet, and independent distributors, as well as through our own web-site which we have yet to develop. Our intent is focus on the smaller, local market area before any expansion will be targeted.

GENERAL INFORMATION

Industry Overview

Our beverage in targeted to fall within the New Age/Functional Beverage category, which we believe to be growing rapidly. The consumer has fast become aware of the health risks of too much sugar, and the many studies evidencing the athletic performance benefits of proper hydration plus a variety of new beverages/serving sizes and selections with the choice of various added ingredients are, we believe, fueling robust sales in this beverage category. Additionally, industry analysts forecast the New Age/Functional Beverage market to grow to $800 million in 2009, up from $168 million in 2004.

Our Product

The Company intends to develop its product using pure water as the basic ingredient. In making it "better for you than just plain water," the Company expects to add other things to it, such as vitamins, electrolytes, and possibly fiber to add what may be real or perceived benefits to the consumer. The Company has no intention to make any claims as to any health, medical, or therapeutic benefits that may be derived from our product. The product will most likely be flavored and colored, both through the use of natural ingredients rather than artificial means. It will also be sweetened naturally, possibly through the use of cane sugar, but more likely by using stevia extract or agave syrup as the sweetening agent. These latter sweeteners are both very low calorie. The product will most likely not be carbonated or contain any added "energy" enhancers or stimulants such as caffeine.

We anticipate the actual development and formulation of our product will be done "in-house" rather than using a third-party to do so. The selection, mixing of the many possible ingredients will be done by management and the subsequent taste-tests, if any, will be accomplished by utilizing various family members and close friends (who will not be paid for their services) and possibly be compared to existing products for blind taste tests. Such developments will most likely take place in Mr. Nichols home kitchen. While certainly not a true development or testing facility in nature, sterile clean vessels will be used to avoid contaminations or any tainting of the test products and relatively precise means for specific formulation will be utilized, such as various weight and volume measuring devices.

After this initial formulation(s) is done, the Company will then meet with potential bottlers and possibly other professionals, as may be required, to determine the safety and efficacy of the proposed ingredients and that the end product and related formula(s) will be able to be satisfactorily produced on a larger scale.

Expected to be offered in single serving size, somewhere from 12 to 20 ounces, our product will likely be made available as singles, four or six-packs, and 24-container cases. The packaging, whether to use plastic, glass, or other means, has not yet been decided.

Manufacture of Our Products

Once our formula(s) have been developed, the Company intends to contract with third-party(s) to actually commercially produce and bottle the beverage. These third party bottlers will assemble our products and charges us a fee, generally by the case, for the products they produce. The Company has no contracts with any third party bottlers at this time.

We intend to follow a "fill as needed" manufacturing model to the best of our ability, thus reducing the need for large inventories and storage of product.

Substantially all of the raw materials that will be used in the preparation, bottling, and packaging of our products will be purchased by us based on the final formula of our product. As a general policy, we will pick ingredients in the development of our product that will have multiple suppliers and are common ingredients. This will provide a level of protection against a major supply constriction or calamity.

To the extent that any significant increase in business may require the Company to supplement or substitute third-party bottlers, we believe that there are many readily available alternatives, thus alleviating the threat significant delay or interruption in fulfilling future orders and delivery of our product. In addition, we do not believe that any likely future growth will result in any significant difficulty or delay in obtaining raw materials, ingredients, or finished product.

Our Primary Markets

The Company will be targeting a niche in the soft drink industry known as New Age/Functional beverages. The soft drink industry generally characterizes New Age Beverages as being made more naturally, with upscale packaging, and often creating and utilizing new and unique flavors and flavor combinations as well as added ingredients.

This beverage market segment is highly fragmented and includes such competitors as SoBe, Snapple, Arizona, Gatorade, Powerade, and Vitamin Water, among others. These brands have the advantage of being seen widely in the national market and being commonly well known for years through well-funded advertising and marketing campaigns. Our product will have no mass media advertising and, if any, a very small presence in the local market when compared with many of our competitors. See "Business - Competition" below.

We are located in Spokane, Washington. We will most likely sell the majority of our products locally, in natural food stores, local sports and athletic stores, mainstream supermarkets, and possibly some foodservice locations.

The primary marketing source of our products will most likely be the smaller, locally-owned natural food and gourmet stores in the Spokane and surrounding areas. We also will target local sports and athletic stores. We believe that our product may achieve a position in their niche in the fast-growing natural food industry.

The Company intends to approach supermarkets and prominent local grocers, but this market will be considerably harder to break into. The demand for limited shelf space is quite high, thus bringing our limited product to these stores may prove difficult.

We will also attempt to market our beverage product to local bars and restaurants and consider placing our beverage product in local stadiums, sports venues, concert halls, theatres, and other cultural centers as part of our marketing plan.

Distribution, Sales and Marketing

The Company itself will directly promote, market, and sell their products to the above-mentioned primary markets. We may also seek local distributors that have a broader reach directly into more locations. We also intend to offer our product directly to consumers via the Internet through our website, which is yet to be established.

Marketing to Distributors

We intend to market to distributors and other food brokers using a number of marketing strategies, including direct solicitation, telemarketing, trade advertising, and possible trade show exhibition. These distributors include natural food, gourmet food, and mainstream distributors. These distributors would then sell our products directly to natural food, gourmet food and mainstream supermarkets for sale to the public.

Marketing to Retail Stores

Our marketing to larger retail stores, if we choose to do so, will most likely be done by utilizing trade shows, trade advertising, telemarketing, direct mail pieces, and direct contact with the store.

Marketing to Consumers

We utilize several marketing strategies to market directly to consumers, such advertising in targeted local and regional consumer magazines and weekly papers, in-store discounts on the products, in-store product demonstrations, possible street corner sampling, coupon advertising, consumer trade shows, and possible local event sponsoring. Our website will also be a large part of our consumer-direct marketing program.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. The Company's product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, the companies manufacturing these products generally have far greater financial, marketing, and distribution resources than the Company will.

Important factors that will affect our ability to compete successfully include taste and flavor of products, trade and consumer promotions, the development of a new, unique cutting edge product, attractive and different packaging, branded product advertising, and pricing. Each of these factors will be taken into consideration as we proceed with our business plan.

The Company will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. The extremely competitive pressures within the New Age/Functional beverage categories could even cause our products to never even be introduced beyond what the Company can market locally themselves.

We believe we will be able to develop and introduce an innovative beverage recipe and packaging whose use of premium natural ingredients will provide us with a competitive advantage and be keys to our success.

Our beverage product will compete generally with all liquid refreshments, including bottled water and, in particular, with numerous other New Age/Functional beverages, including: SoBe, Snapple,, Arizona, Vitamin Water, Gatorade, and Powerade.

Environmental Matters

A cost of environmental compliance will likely be recycling fees, which is a standard cost of doing business in the soft drink industry. In certain states where we may sell our products, we may be required to collect redemption values from customers and remit those redemption values to the state, based upon the number of bottles/containers of certain products sold in that state. In certain other states, we may also required to collect deposits from our customers and then remit such deposits to the respective state agencies based upon the number of cans and bottles of certain products sold in such states.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership, or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

The production, distribution, and sale in the United States of our Company's product will be subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, federal, state, and local workplace health and safety laws, various federal, state and local environmental protection laws and various other federal, state, and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, and ingredients of such products.

Although the Company has yet to select the form of container for its product, we will most likely offer and use some type of non-refillable, recyclable container. Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of beverage container-related deposit, recycling, ecotax and/or product stewardship statutes and regulations also apply in various jurisdictions in the United States. We anticipate additional, similar legal requirements may be proposed or enacted in the future at many other local, state and federal levels.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services during this phase of our business plan. Prior to the Company's actual bottling and any sale of its product, all such approvals necessary will be researched, applied for, and received.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $50 in funds for research and development costs incurred by our founder since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer and director, Kevin Nichols. Mr. Nichols currently devotes five to ten hours per week to Company matters and after receiving funding he plans to devote as much time as is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

REPORTS TO SECURITIES HOLDERS

We will provide an annual report that includes audited financial information to our shareholders. We make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of the Securities Exchange Act of 1934, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have only recently started our proposed business activities. The Company has not realized any revenue and does not expect to for several months. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $13,027 from inception to August 31, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  * our ability to develop and formulate a profitable drink product
  * our ability to generate revenues
  * our ability to manage development costs and expenses

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development, production, and marketing/sales of our drink product. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO FORMULATE AND DEVELOP OUR DRINK PRODUCT, AND THEN MORE TO MARKET AND SELL IT, IF WE CAN'T RAISE SUFFICIENT CAPITAL WE MAY HAVE TO CEASE OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

Even if we complete our product development program and it is successful in producing its drink product, we will have to spend substantial funds on the marketing and sales efforts before we will know if we have a commercially viable and marketable/sellable product.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR DEVELOPMENT/MARKETING/SALES ACTIVITIES WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such we may not be able to complete a product and business development program that is as thorough as we would like. If this becomes a reality, we may not ever generate revenues and you will lose your investment.

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 10%-25% OF HIS TIME, APPROXIMATELY FIVE TO TEN HOURS PER WEEK, TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF BUSINESS DEVELOPMENT.

Because our sole officer and director has other outside business activities and will only be devoting limited amounts of his time to our development and operations, completion of these steps of our business plan may be sporadic and occur at times which are convenient to our officer and director. As a result, development of our product and its marketing and sale may be periodically interrupted or suspended.

OUR STOCK WILL BE CONSIDERED PENNY STOCK WHICH LIMITS AN INVESTORS' ABILITY TO SELL THE STOCK.

Our shares will constitute "penny stock" under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for any broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by a purchaser for the purpose of selling his or her shares in our Company will be subject to Rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

ITEM 2. PROPERTIES

The Company presently owns no real estate property. It presently utilizes the office of our sole officer and director, Kevin Nichols, who makes this space available to the Company free of charge. His office is located in Spokane, Washington. The office provides use of computer, phone, printer, and a fax machine and its general character is adequate to provide sufficient space and resources for the Company's business development.

As for the initial testing and development of its product(s), the Company will utilize the kitchen within Mr. Nichols' home. Mr. Nichols presently has and will make available to the Company his own measuring instruments and utensils for precise weights, volumes, and mixing of the liquids and ingredients used in formulating the initial product(s).

Mr. Nichols also has an adequate amount of storage capacity within his home, in excess of 100 square feet, which can be made available as might be needed.

We currently have no investment policies as they pertain to real estate, real estate interests, or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available for 2009 or 2010.

As of August 31, 2010, there was one shareholder of record holding 12,000,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

REPORTS

We are subject to certain filing requirements and will furnish annual financial reports to our stockholders, certified by our independent accountant, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the Securities and Exchange Commission. All reports and information filed by us can be found at their website, www.sec.gov.

TRANSFER AGENT

The Company has yet to appoint a Transfer Agent, but will do so when, and as it may be required in the furtherance of the business plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our developmental stage and have not generated any revenue.

We incurred operating expenses of $9,117 for the year ended August 31, 2010. These expenses consisted of general operating expenses incurred primarily in connection with our corporate start-up and the preparation and filing of our Form S-1 Offering documents and periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2009 was $13,027, and consisted of the same nature of general operating expenses incurred over the past year.

In May, 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or approximately$.00017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company. On June 9, 2010 the Company received approval from the SEC to begin selling common shares by way of an S-1 Offering. Per the terms of the Offering, the Company could sell up to 8,000,000 shares at $.025 per share for total proceeds of up to $200,000.

During November 2010, it was determined by the Company, after spending considerable time and effort towards raising capital through the registered offering, that it would not be able to raise sufficient capital to reach the "minimum" milestone of the Offering. As a result, the Company chose to discontinue the Offering and will instead be looking to "self-fund" operations until such time as additional capital can be raised. At present, the Company has no other definitive plans to raise capital by any means than by way of continued advances by the sole Officer and Director, Kevin Nichols.

The following table provides selected financial data about our Company for the period ended August 31, 2010.

                     Balance Sheet Data:            8/31/10
                     -------------------            -------

                     Cash                          $    696
                     Total assets                  $    696
                     Total liabilities             $ 11,723
                     Shareholders' equity          $(11,027)

Our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2010 was $696. If we experience a shortage of funds in the next twelve months, we may utilize funds from our sole officer and director, who has agreed to advance funds for operations, if needed. However, he has no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company

PLAN OF OPERATION

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or any of our predictions.

The Company believes that it will be able to achieve operating cash flows from the sale of its product but, until such time, we must rely on our ability to raise cash from sources other than operations, namely continued advances by Kevin Nichols.

Due to the recent cancellation of its' Form S-1 stock Offering, the Company will soon begin to seek additional capital in the form of a private equity placement(s), debt, or some combination thereof. Doing so will place an additional burden of Mr. Nichols' time and thus take him away from his focus on product development and moving the Company closer to operating status.

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Seek additional funding of capital. The Company had expected to begin testing and formulation of its product once it achieved the minimum level of funding from the Offering. Since cancellation of the Offering, it will not be able to begin more full scale operations, much beyond product formulation, until additional capital is raised. The Company intends to concentrate much of its efforts on raising additional capital during the next few months.

2. Formulation of its drink product will be of foremost importance in the early stages of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you plain water. The Company will likely endeavor to develop one basic formula rather than several formulas, and then offer that formula in a few basic flavors.

3. Once the drink formula has been somewhat developed and decided upon, the Company will begin working simultaneously on several other key areas in the furtherance of its business plan. In no particular order, these areas of development include the following:

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

4. Detailed breakdowns of the costs of these areas of our business development are provided below. If the Company is not able to generate sufficient revenues and cash flow levels after the above milestones in its development to continue operations, it will be forced to suspend or possibly cease operations. If it were to cease operations, the Company has no plans to do anything else and would most likely shut down and cease to exist.

The following table sets forth uses of various levels of proceeds that it will be seeking to raise, with the maximum level expected to be $200,000. Assuming the Company raises 10%, 25%, 50%, 75%, and 100% of this total level of capital, the following shows the various levels of uses of that capital.

                                   If 10%   If 25%   If 50%   If 75%  If 100%
                                   Rec'd    Rec'd    Rec'd    Rec'd    Rec'd

Gross Proceeds                  $ 20,000  $ 50,000 $100,000 $150,000 $200,000

Less: Repay Founder for His
  Cash Advances (1)                6,100     6,100    6,100    6,100    6,100
Less: Offering Expenses
  Preparation, Filings, Copies       700       700      700      700      700
  Transfer Agent                   1,000     1,000    1,000    1,000    1,000
                                   -----     -----    -----    -----    -----
  TOTAL                            1,700     1,700    1,700    1,700    1,700

Net Proceeds                       12,200   42,200  92,200  142,200   192,200
                                   -----     -----    -----    -----    -----
Less: Administrative
  Office Supplies & Services          500    1,000   4,000    7,000     8,000
  Legal & Accounting                5,000    5,000   5,000    5,000     5,000
                                   -----     -----    -----    -----    -----
  TOTAL                             5,500    6,000   9,000   12,000    13,000

Less: Product Development
  Drink Testing/Formulations        3,000   10,000  12,000   15,000    15,000
  Name/Label/Packaging Design       1,200    7,000  10,500   14,000    15,000
  Trademark Research/Filing           500    5,000   7,000   10,000    10,000
                                   -----     -----    -----    -----    -----
  TOTAL                             4,700   22,000  29,500   39,000    40,000

Less: Marketing & Advertising
  Product Promotion                 1,000    3,000   8,000   12,000    15,000
  Targeted Advertising              1,000    2,000   4,000    6,000     8,000
  Web Design/E-Commerce                 0    3,000   9,000   15,000    15,000
                                    ------  ------  -------  -------  -------
   TOTAL                             2,000   8,000   21,000   33,000   38,000

Working Capital                          0   6,200   32,700   58,200  101,200
                                    ------  ------  -------  -------  -------
TOTALS                             $20,000 $50,000 $100,000 $150,000 $200,000
                                    ======  ======  =======  =======  =======

(1) The Company intends to reimburse its founder from the proceeds for the amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. The balance showing of $6,100 consists of 1) accounting fees - $5,500 2) incorporation and related expenses - $470, 3) postage of $63, and 4) an estimated $67 for postage, copying, and other expenses not yet incurred.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the fiscal years ended August 31, 2010 and 2009, and the Auditors' Report thereon immediately follow.

                               ESSENSE WATER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
-----------------------------------------------------------------------------

                                                     As of          As of
                                                   August 31,      August 31,
                                                      2010           2009
                                                    --------       --------
                                     ASSETS

CURRENT ASSETS
  Cash                                              $    696      $  1,952
                                                    --------      --------
TOTAL CURRENT ASSETS                                     696         1,952
                                                    --------      --------

      TOTAL ASSETS                                  $    696      $  1,952
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Liabilities                               $  1,750      $  3,500
  Payable to Affiliates                                9,973           363
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             11,723         3,863

      TOTAL LIABILITIES                               11,723         3,863

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,000,000 shares
   issued and outstanding as of August 31,
   2009 and 2010)                                      1,200         1,200
  Additional paid-in capital                             800           800
  Deficit accumulated during development stage       (13,027)       (3,911)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (11,027)       (1,911)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $    696      $  1,952
                                                    ========      ========

 The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Operations
-----------------------------------------------------------------------------

                                                   January 29,    January 29
                                                      2009          2009
                                                   (inception)   (inception)
                                   Year Ended        through       through
                                   August 31,       August 31,    August 31,
                                     2010             2009          2010
                                   ----------      ----------     ----------
Income:
  Operating Revenues               $        0      $        0     $        0
                                   ----------      ----------     ----------
TOTAL REVENUES                              0               0              0

Expenses:
  General and Administrative            9,117           3,911         13,027
                                   ----------      ----------     ----------
Total Expenses                          9,117           3,911         13,027

Provision for Income Taxes                 --              --             --
                                   ----------      ----------     ----------

NET INCOME (LOSS)                  $   (9,117)     $   (3,911)    $  (13,027)
                                   ==========      ==========     ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,000,000       5,302,326
                                   ==========      ==========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2010
-----------------------------------------------------------------------------

                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------
BALANCE,
  JANUARY 29, 2009            --   $   --     $    --    $       --  $    --

Stock issued for cash
  on May 29, 2009
  $0.00017 per share  12,000,000    1,200         800                  2,000

Net loss,
  August 31, 2009                                           (3,911)   (3,911)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2009     12,000,000   $ 1,200    $   800    $  (3,911) $ (1,911)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2010                                             (9,117)   (9,117)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2010     12,000,000   $ 1,200    $   800    $ (13,027) $(11,027)
                      ==========   =======    =======    =========  ========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                                     January 29,  January 29,
                                                        2009         2009
                                                     (inception)  (inception)
                                         Year ended    through      through
                                          August 31,  August 31,   August 31,
                                            2010        2009         2010
                                         ----------  ----------   -----------

OPERATING ACTIVITIES
  Net income (loss)                      $  (9,117)  $  (3,911)   $ (13,027)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:

  Changes in operating liabilities:
    Increase (decrease) in
      Accrued Payables                      (1,750)      3,500       1,750
      Payable to Affiliates                    213         363         573
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     (10,654)        (48)    (10,704)

FINANCING ACTIVITIES
  Issuance of Common Stock                      --       2,000       2,000
  Advances/Loans from Affiliates             9,400           0       9,400
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       9,400       2,000      11,400
                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH             (1,254)      1,952         696

CASH AT BEGINNING OF PERIOD                  1,952          --          --
                                           --------    --------    --------

CASH AT END OF PERIOD                    $     696    $  1,952    $    696
                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --    $     --
                                           ========    ========    ========

  Income Taxes                             $    --     $     --    $     --
                                           ========    ========    ========

  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                               August 31, 2010
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. The Company is a development-stage company, established to develop, produce, and market a water-based consumer beverage. It has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2010 and 2009, the Company has 12,000,000 shares of its common stock issued and outstanding.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an August 31, yearend.

B. BASIC EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F. REVENUE

The Company records revenue on the accrual basis when all goods and services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured. The Company has not generated any revenue since its inception.

G. ADVERTISING

The Company will expense its advertising when incurred. There has been no advertising since inception.

H. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's management has evaluated all recent accounting pronouncements since the date of the last audit through the issuance date of these financial statements. In the Company's opinion, none of the recent accounting pronouncements will have a material effect on the financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing by its founder. It has sustained losses in all reporting periods, with an inception to date loss of $13,027 as of August 31, 2010. Management is presently seeking to raise capital through an S-1 stock offering of the Company's shares to facilitate the pursuit of its business plan. See Note 6.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2010, the amounts owing the sole officer and director were $9,400 and $573, respectively. These amounts are payable on demand and are non-interest bearing.

The Company's sole officer and director receives and is owed no salary.

The Company neither owns nor leases any real or personal property.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities as they become available. Thus he may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. INCOME TAXES

                                                        As of August 31,

                                                         2010       2009
                                                        ------     ------
     Deferred tax assets:
       Net operating tax carryforwards                $ 13,027   $  3,911
       Other                                                 0          0
                                                        ------     ------

       Gross deferred tax assets                        13,027      3,911
       Valuation allowance                             (13,027)    (3,911)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
                                                        ======     ======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of August 31, 2010, the Company has a net operating loss carryforward of approximately $13,027. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2010:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,000,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these financial statements and determined there are no items to disclose other than as set forth below.

The Company is presently in the process of offering shares of its common stock by way of a Form S-1 Offering, which became effective as of June 9, 2010. The Offering provides for the sale of a maximum of 8,000,000 shares at a price of $0.025 per share for potential proceeds to the Company of $200,000. The Offering provides that the Company shall raise "minimum" proceeds of $20,000 before the proceeds can be utilized by the Company in furtherance of its business.

Until such time as the minimum $20,000 is received, any proceeds from stock subscriptions will be held in a separate account established solely for this purpose. If the Company is unable to raise at least $20,000, the funds will be returned to the potential investors.

No shares will be issued by the Company until such time as the minimum level of $20,000 is raised.

As of November 24, 2010, the Company had received subscriptions totaling $14,775 from 15 investors for a total of 591,000 shares of its common stock.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Essense Water, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Essense Water Inc. (A Development Stage Company) as of August 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2010 and since inception on January 29, 2009 through August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essense Water Inc. (A Development Stage Company) as of August 31, 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2010 and since inception on January 29, 2009 through August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $13,027, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
- ----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
November 24, 2010


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                   Phone: (888) 727-8251 Fax: (888) 782-2351

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

There have been no disagreements between the Company and our independent public accounting firm, Seale & Beers CPAs, as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2010, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel within the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF
DIRECTORS: We do not have a functioning audit committee or outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management, including our President, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and increase our personnel resources within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of Essense, whose one year terms will expire January 31, 2011, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          51    President,         1/29/2009          1/31/2011
4327 S Pittsburg             Secretary,
Spokane, WA  99203           Treasurer,
                             CFO, CEO &
                             Director

The foregoing person is a promoter of Essense Water, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Kevin Nichols currently devotes five to ten hours per week to Company matters, in the future he intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the Company, and as his schedule with his other business interests permits.

BACKGROUND INFORMATION

Mr. Kevin Nichols has been the President, Secretary, Treasurer and sole Director of Essense since January 29, 2009, the date of its inception.

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past ten years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, Selway Group, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. Both of these companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities.

Prior to his self-employment, Mr. Nichols held positions primarily in areas of accounting and finance with such companies as Arthur Andersen & Co, SAFECO Properties, Wells Fargo Realty Advisors, Seafirst Bank, Bank of America, and Kiemle & Hagood Co., a Spokane-area commercial real estate development and management company.

With respect specifically to the Company, Mr. Nichols has had no direct experience in the beverage industry, nor has he overseen the complete implementation, from start-up through successful operations, of a company similar to Essense.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending, or otherwise limiting him or her from acting as an investment advisor, underwriter, broker, or dealer in the securities industry, or as an affiliated person, director, or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

CONFLICT OF INTEREST

Our sole Officer and Director does not currently devote all of his business time to our operations, and is actively involved in other business endeavors. Other than his time commitments/conflicts with his other business interests, there is no direct competition or conflict of Company interests with any other of Mr. Nichols' businesses.

CODE OF ETHICS

The Company does not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers, and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current sole officer receives no compensation. The current Board of Directors is comprised of Kevin Nichols.

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2010      0     0       0      0         0         0       0      0
President,2009      0     0       0      0         0         0       0      0
CEO & CFO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
CEO & CFO
---------------
(1) Number of Securities Underlying Unexercised Options, Exercisable
(2) Number of Securities Underlying Unexercised Options, Unexercisable
(3) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
(4) Option Exercise Price
(5) Option Expiration Date
(6) Number of Shares or Units of Stock That Have Not Vested
(7) Market Value of Shares or Units of Stock That Have Not Yet Vested
(8) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested
(9) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

                              DIRECTOR COMPENSATION

                                              Change in
                                                Pension
                                              Value and
          Fees                  Non-Equity Nonqualified
       Earned/                   Incentive     Deferred
       Paid in   Stock Option         Plan Compensation    All Other
Name      Cash  Awards Awards Compensation     Earnings  Compensation  Total
--------  ----  ------ ------ ------------     --------  ------------  -----
Kevin
  Nichols    0       0      0            0            0             0      0
Director

There are no current employment agreements between the Company and its executive officer.

On May 29, 2009 Kevin Nichols purchased 12,000,000 shares of our common stock at $0.00017 per share, for total proceeds of $2,000. The terms of the stock issuance was as fair to the Company, in the opinion of the Board of Directors, as could have been made with an unaffiliated third party.

Mr. Nichols currently devotes approximately five to ten hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Essense's voting securities by officers, directors, and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Shane Ellis                         12,000,000             100%

     All Officers and
     Directors as a Group                12,000,000             100%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2009, Kevin Nichols purchased 12,000,000 shares of the Company's common stock at $0.00017 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $8,750, for tax services were $0, and for other services were $0 during the year ended August 31, 2010.

For the year ended August 31, 2009, the total fees charged to the Company for audit services were $3,500, for tax services were $0, and for other services were $0.

                                     PART IV

ITEM 15. EXHIBITS
                                            Incorporated by Reference
Exhibit No.   Exhibit                       or Filed Herewith
----------    -------                       -----------------------------
   3.1        Articles of Incorporation     Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  23.1        Consent of Independent        Filed herewith
                Auditors

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on December 3, 2010.

Essense Water, Inc., Registrant


/s/ Kevin Nichols                                          December 3, 2010
-----------------                                          ----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)