Form 10-Q
period 2010-11-30
Essense Water, Inc.
filed 2011-01-14
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of January 4, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2010 immediately follow.

                            Essense Water, Inc.
                      (A Development-Stage Company)
               Unaudited Interim Condensed Balance Sheets
                         As of November 30, 2010
                                (Unaudited)

                                   ASSETS

                                                   November 30,    August 31,
                                                         2010           2010
                                                         ----           ----
Current Assets
Cash                                                $     872      $     696
                                                          ---            ---
   Total Current Assets                                   872            696
                                                          ===            ===

                                LIABILITIES
Current Liabilities
Accrued Liabilities                                     3,750          1,750
Payable to Affiliates                                  11,900          9,973
                                                       ------          -----
   Total Current Liabilities                           15,650         11,723
                                                       ======         ======

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,000,000 Shares Outstanding                     1,200          1,200
Additional Paid In Capital                                800            800
Deficit Accumulated During Development Stage	          (16,778)       (13,027)
                                                       ------         ------
   Total Shareholders' Equity                         (14,778)       (11,027)
                                                       ------         ------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY(DEFICIT)                               $     872      $     696
                                                          ===            ===





  The accompanying notes are an integral part of these financial statements.

                            Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations


                                                                  January 29,
                                                                     2009
                                    Three Months   Three Months   (inception)
                                       Ended          Ended         Through
                                    November 30,   November 30,  November 30,
                                        2010           2009           2010
                                        ----           ----           ----
Income:
   Operating Revenues                $        0     $        0    $        0
                                              -              -             -
Total Income                                  0              0             0
                                              -              -             -
Expenses:
   General & Administrative               3,751          1,781        16,778
                                          -----          -----        ------
Total Expenses                            3,571          1,781        16,778
                                          -----          -----        ------

Provision for Income Taxes                    0              0             0

Net Income (Loss)                    $   (3,571)    $   (1,781)   $  (16,778)
                                          =====          =====        ======





Net Loss per Common Share -

   Basic and Diluted                 $    (0.00)    $   (0.00)
                                           ====          ====

Weighted Average Number of Shares Outstanding -

   Basic and Diluted	                 12,000,000    12,000,000
                                     ==========    ==========







  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                         (A Development-Stage Company)
                 Unaudited Condensed Statements of Cash Flows

                                                                  January 29,
                                                                     2009
                                    Three Months   Three Months   (inception)
                                       Ended          Ended         Through
                                    November 30,   November 30,  November 30,
                                        2010           2009           2010
                                        ----           ----           ----
Operating Activities:
   Net Income (Loss)                 $   (3,751)    $   (1,781)   $  (16,778)

   Adjustments to reconcile net loss
      to net cash flow provided by
      (used in) operating activities:

Changes in operating liabilities:
   Increase (decrease) in
      Accrued Payables                    2,000         (1,750)        3,750
                                          -----          -----         -----

Net Cash Provided By (Used In)
   Operating Activities                  (1,751)        (3,531)      (13,028)
                                          -----          -----        ------

Cash Flows from Financing Activities:
   Advances from Affiliate                7,500          2,000        17,574
   Repayment to Affiliate                (5,573)             0        (5,674)
   Proceeds from Sale of Common Stock         0              0         2,000
                                              -              -         -----

Net Cash Flows Provided by
   Financing Activities                   1,927          2,000        13,900
                                          -----          -----        ------

Net Increase (Decrease) in Cash             176         (1,531)          872

Cash - Beginning of Period                  696          1,952             0
                                            ---          -----             -

Cash - End of Period                  $     872     $      421    $      872
                                            ===            ===           ===


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                        $       -     $        -    $        -
      Income Taxes                    $       -     $        -    $        -


  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Condensed Statements of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through November 30, 2010


                                                            Deficit
                                                           Accumulated
                           ------Paid-In Capital -----       During
                                                Excess     Development
                            Shares   Amount	     of Par     Stage        Total
                            ------   ------    -------     -----        -----

BALANCE, 1/29/2009               0  $     0    $     0   $       0   $      0

Sale of Common Shares	   12,000,000    1,200        800           -      2,000
  To Founder for Cash
  on May 29, 2009

Deficit - thru August 31, 2009                              (3,911)   (3,911)
----------------------------------------------------------------------------

BALANCE, 8/31/2009      12,000,000    1,200        800      (3,911)   (1,911)
----------------------------------------------------------------------------

Deficit - Year
    Ended August 31, 2010                                   (9,117)   (9,117)
----------------------------------------------------------------------------

BALANCE, 8/31/2010      12,000,000    1,200        800     (13,027)  (11,027)
----------------------------------------------------------------------------

Deficit - Three Months
    Ended November 30, 2010                                 (3,751)   (3,751)
----------------------------------------------------------------------------

BALANCE, 11/30/2010     12,000,000  $ 1,200    $   800   $ (16,778) $(14,778)
----------------------------------------------------------------------------















  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)

              Notes to Unaudited Condensed Financial Statements

   ------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the period ended November 30, 2010 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

NOTE 4 - CANCELLATION OF COMPANY'S STOCK OFFERING

On June 9, 2010, the Company received approval from the U.S. Securities and Exchange Commission to sell up to 8,000,000 shares of its common stock at $0.025 per share in an effort to raise a total of $200,000 in funding. The Company was unable to raise the minimum level of funding set forth in the stock offering and, as a result, cancelled the offering effective November 24, 2010.

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

We incurred operating expenses of $3,751 for the three months ended November 30, 2010. Our expenses during the period consisted of $2,000 in accounting services, $1,000 for legal fees/services, $650 for state corporate filings, and $101 for miscellaneous expenses.

Our net loss from inception (January 29, 2009) through November 30, 2010 totals $16,778.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended November 30, 2010.

                      Balance Sheet Data:         11/30/10
                      -------------------          --------

                      Cash                        $     872
                      Total Assets                $     872
                      Total Liabilities           $  15,650
                      Shareholders' Equity        $ (14,778)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2010 was $872. In order to achieve and meet the objectives of our business plan, we will require additional funding.

The Company had planned to receive sufficient funding its offering of registered shares pursuant to a Registration Statement filed on Form S-1 which became effective on June 9, 2010. The Company was unsuccessful in this endeavor, failing to raise the "minimum" level of funds called for by the offering. As a result, the offering was cancelled by the Company on November 24, 2010.

The Company will thus continue to utilize funds provided by our sole officer/director, who has agreed to advance funds for operations until such time as we receive sufficient funding from other source(s). However we have no formal commitment, arrangement(s), or legal obligation with him to advance or loan funds to us. As of November 30, 2010 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $11,900. These funds are payable upon demand and bear no interest.

As a result of its unsuccessful offering of shares per the S-1 stock offering, the Company will be focusing efforts to raise additional funding by other means, such as a private placement(s) of its shares or by another stock offering. In the meantime, it will be relying on loans/advances by its funder, as previously discussed, to keep it operational.

PLAN OF OPERATION

Our plan of operation for the 12 to 24 months consists of the following steps/stages:

1. Seek additional funding by means other than through the S-1 stock offering that had been the Company's focus over the previous six month period. The focus now will be upon private placement(s) of its shares in return for capital, possible loan(s) from others or another stock offering, and possibly moving forward by remaining self-funded by the founder.

While the Company had hoped to begin testing and formulation of its product once it received the minimum level of funding from the S-1 offering, it will now not be able to begin any level of operations, much beyond product formulation, until adequate outside funding is obtained.

Management hopes that additional funding can be successfully raised within the next 90 day timeframe, but until such time as additional funds are actually obtained, the Company will have little time to work on or further other development in its business plan as the efforts of the Company's sole officer/director will be focused on raising additional funds.

2. Formulation of our drink product will be of foremost importance in the early stages of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you than plain water. We will most likely endeavor to develop one basic formula rather than several formulas, and then offer that formula in a few basic flavors.

Efforts in this stage will likely be started once additional funding has been successfully raised. We expect this to be completed over the next three months. Once additional funds have been raised, this stage will most likely take three to six months to complete.

3. Once our drink formula has been somewhat developed and decided upon, we will begin working simultaneously on several other key areas in the furtherance of our business plan. In no particular order, these areas of development include the following:

 - develop contacts with third-party bottlers with the goal of selecting one to utilize in the manufacturing and bottling of the Company's product,
 - develop a name for the Company's product,
 - design labeling for the product,
 - research and select the form of packaging (i.e. bottle type),
 - research and decide upon the pricing model for the product;
 - design and develop the Company's web-site with a third-party web designer
 - meet with local area retailers and wholesalers regarding sale and distribution of the product,
 - plan other marketing and promotional means for getting knowledge and brand recognition of the product into the marketplace.

This third stage of the business plan will most likely begin once the Company has neared completion of the development and formulation of the drink product and continue on for six to twelve months after product completion. It is late during this stage when the Company expects to begin producing any operating cash flows from the sale of its product.

The Company has budgeted the following amounts, by expense category to be used in executing its business plan, based on "minimum" and "maximum" levels of projected proceeds from capital funding efforts.

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

As of November 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

January 4, 2011         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)