Form 10-Q
period 2011-02-28
Essense Water, Inc.
filed 2011-04-14
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of April 12, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 28, 2011 immediately follow.

                            Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                          As of February 28, 2011

                                    ASSETS

                                               February 28,        August 31,
                                                     2011              2010
Current Assets
Cash                                             $    822          $    696
                                                      ---               ---

   Total Current Assets                               822               696
                                                      ---               ---

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,500             1,750
Payable to Affiliates                              14,900             9,973
                                                   ------             -----

   Total Current Liabilities                       17,400            11,723
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,000,000 Shares Outstanding                 1,200             1,200
Additional Paid In Capital                            800               800
Deficit Accumulated During Development Stage       (18,578)          (13,027)
                                                   ------             ------

   Total Shareholders' Equity                     (16,578)           (11,027)
                                                   ------             ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $    822          $    696
                                                      ===               ===







  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations


                                                                   Inception
                                  Three    Three      Six     Six   (January
                                 Months   Months   Months   Months  29,2010)
                                  Ended    Ended    Ended    Ended   Through
                               February February February February  February
                                28,2011  28,2010  28,2011  28,2010   28,2011
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       1,800    2,045    5,551    3,826    18,578
                                  -----    -----    -----    -----    ------

Total Expenses                    1,800    2,045    5,551    3,826    18,578
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(1,800)  $(2,045) $(5,551) $(3,826)$(18,578)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,000,000 12,000,000 12,000,000 12,000,000
                             ========== ========== ========== ==========









  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                      Six Months  Six Months      (Inception)
                                           Ended       Ended         Through
                                        February    February        February
                                         28,2011     28,2010         28,2011
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (5,551)  $  (3,826)      $(18,578)
   Net Change in Accrued Liabilities          750       (750)         2,500
                                              ---        ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (4,801)     (4,576)       (16,078)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                 10,500       3,170         20,474
   Repayment to Affiliates                 (5,574)          0         (5,574)
   Proceeds from Sale of Common Stock           0           0          2,000
                                                -           -          -----

Net Cash Flows Provided by
   Financing Activities                     4,926       3,170         16,900
                                            -----       -----         ------

Net Increase (Decrease) in Cash               126      (1,406)           822
                                              ---       -----            ---

Cash - Beginning of Period                    696       1,952              0

Cash - End of Period                     $    822    $    546       $    822


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -











  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through February 28, 2011

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------

BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------

BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------

Deficit - thru
   August 31, 2010                                           (9,367)  (9,367)
----------------------------------------------------------------------------

BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------

Deficit - Six Months
    Ended
    February 28, 2011                                        (5,551)  (5,551)
----------------------------------------------------------------------------

BALANCE, 2/28/2011   12,000,000 $ 1,200        $   800     $(18,578)$(16,578)
----------------------------------------------------------------------------













  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)

          Unaudited Interim Condensed Notes to Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the period ended February 28, 2011 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $5,551 for the six months ended February 28, 2011. Our expenses during the period consisted of $3,750 in accounting services, $1,000 for legal fees/services, $650 for state corporate filings, and $151 for miscellaneous expenses.

Our net loss from inception (January 29, 2009) through February 28, 2011 totals $18,578.

Since our most recent fiscal year end of August 31, 2010, our cash balance has remained relatively steady, increasing from a balance of $696 to $822 at present due to an advance from our founder. Accrued liabilities are up from $1,750 at year end to $2,500 at present due to the Company still owing a portion of last quarter's accounting fees and the full accrual of this quarter's balance. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $9,973 at year end to a present balance of $14,900 as the founder continues to provide cash advances to cover the cost of operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(11,027) at year end to $(16,578) as of February 28, 2011.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended February 28, 2011.

                      Balance Sheet Data:          2/28/11
                      -------------------          --------

                      Cash                        $     822
                      Total Assets                $     822
                      Total Liabilities           $  17,400
                      Shareholders' Equity        $ (16,578)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2011 was $822. In order to achieve and meet the objectives of our business plan, we will require additional funding.

The Company had planned to fund its operations by way of its offering of common shares pursuant to a Registration Statement filed on Form S-1 which became effective on June 9, 2010. The Company was unsuccessful in this endeavor, failing to raise the "minimum" level of funds called for by the offering. As a result, the offering was cancelled by the Company in late November, 2010.

The Company thus must continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2011 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $14,900, net of amounts paid back to him periodically. These funds are payable upon demand and bear no interest.

As a result of the Company's unsuccessful offering of its common shares per the S-1 stock offering, they have been focusing their efforts on raising additional funding by other means, such as a private placement(s) of its shares or by another stock offering, but to date we remain unsuccessful and there are no commitments or agreements in place for any additional third-party funding. Until this situation changes, we will continue to rely on loans/advances by our funder, as previously discussed, to keep the Company operational.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Seek additional funding by means other than through the S-1 stock offering that had previously been the Company's focus. Our focus has been and will remain upon seeking a private placement(s) of its shares in return for capital, possible loan(s) from others or another stock offering, and possibly moving forward by remaining self-funded by our founder.

While the Company had hoped to begin full implementation in the testing and formulation of its product once it received the minimum level of funding from the S-1 offering, it remains unable to move much further in operations beyond product formulation, until adequate additional funding is obtained.

2. Formulation of our drink product will be of foremost importance in the early stage operations of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you than plain water. We are beginning to work on developing just a few basic formulas, utilizing "natural" and "organic" ingredients, to produce a beverage that will be zero-to-low calorie. The Company intends the drink to be lightly sweetened with stevia, a natural non calorie sweetener.

The Company's effort in this stage of operations is expected to be started soon and expects its drink formulas to be formulated over the next three to six months.

3. Once the Company's drink formula(s) have been developed and decided upon, we will begin working simultaneously on several other key operating areas in furtherance of our business plan. In no particular order, these areas of development include the following:

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

The Company has budgeted the following amounts, by related expense category, to be used in executing its business plan. The figures were based on the Company's "minimum" and "maximum" level of projected proceeds from its previous capital funding effort per its Form S-1 filing. The Company still feels that these are accurate representation of the use and required levels of funding.

                                                  If Minimum     If Maximum
                                                  Was Raised     Was Raised
                                                  ----------     ----------
Expenses of the offering, including
  preparation and filing of Prospectus (1)          $  7,800       $  7,800

Administrative expenses and
  legal/accounting services                            5,500         13,000

Formulate and develop product,
  labeling, and packaging                              4,200         30,000

Develop brand name and seek
  possible trademark,                                    500         10,000

Design website, plan sales/marketing
  campaign, and pursue trade channels                  2,000         38,000

General corporate and working capital                      0        101,200
                                                      ------        -------
Totals                                              $ 20,000      $ 200,000
                                                      ------        -------

                  The above costs are management's estimates


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

As of February 28, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2011.

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

April 12, 2011          Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)