Form 10-Q
period 2011-05-31
Essense Water, Inc.
filed 2011-07-12
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

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

                                  (509)995-2433
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of June 28, 2011.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2011 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                  Unaudited Interim Condensed Balance Sheets
                              As of May 31, 2011

                                     ASSETS

                                                      May 31,     August 31,
                                                       2011         2010
                                                     --------     ----------
Current Assets
Cash                                                 $    882      $    696
                                                     --------     ----------

   Total Current Assets                                   882           696
                                                     --------     ----------

TOTAL ASSETS                                         $    882      $    696
                                                     ========      ========

                                  LIABILITIES

Current Liabilities
Accounts Payable                                          750             0
Accrued Liabilities                                     1,750         1,750
Payable to Affiliates                                  17,090         9,973
                                                     --------     ----------

   Total Current Liabilities                           19,590        11,723
                                                     --------     ----------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
   75,000,000 Shares Authorized, 12,000,000 Shares
   Outstanding                                          1,200         1,200
Additional Paid In Capital                                800           800
Deficit Accumulated During Development Stage          (20,708)      (13,027)
                                                     --------     ----------

 Total Stockholders' Equity                           (18,708)      (11,027)
                                                     --------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY(DEFICIT)                               $     882      $    696
                                                     --------     ----------

  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
              Unaudited Interim Condensed Statements of Operations

                                                                    Inception
                                    Three    Three    Nine    Nine   (January
                                   Months   Months  Months  Months  29, 2009)
                                    Ended    Ended   Ended   Ended    Through
                                   May 31   May 31  May 31  May 31     May 31
                                     2011     2010    2011    2010       2011
                                   ------   ------  ------  ------    -------

Expenses:
   General & Administrative      $ 2,130  $ 1,793  $ 7,681  $ 5,617 $ 20,708

Total Expenses                     2,130    1,793    7,681    5,617   20,708

Provision for Income Taxes             0        0        0        0        0

Net Income (Loss)                $(2,130) $(1,793) $(7,681)$(5,617) $(20,708)


Net Loss per Common Share -
   Basic and Diluted             $ (0.00) $ (0.00) $ (0.00) $ (0.00)

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted       12,000,000 12,000,000 12,000,000 12,000,000

























The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)
              Unaudited Interim Condensed Statements of Cash Flows

                                                                 January 29,
                                                                       2009
                                       Nine Months  Nine Months  (Inception)
                                          Ended        Ended        Through
                                         May 31,      May 31,        May 31,
                                          2011         2010            2011
                                       -----------  -----------  -----------

Cash Flows from Operating Activities:
   Net Loss                            $  (7,681)   $  (5,617)    $ (20,708)
   Net Change in Accounts Payable              0          750           750
 Net Change in Accrued Liabilities           750       (1,750)        1,750
                                       -----------  -----------  -----------

Net Cash Provided By (Used In)
   Operating Activities                   (6,931)      (6,617)      (18,208)
                                       -----------  -----------  -----------

Cash Flows from Financing Activities:
   Advances from Affiliate                 7,117        4,710        17,090
   Proceeds from Sale of Common Stock          0            0         2,000
                                       -----------  -----------  -----------

Net Cash Flows Provided
   by Financing Activities                 7,117        4,710        19,090
                                       -----------  -----------  -----------

Net Increase (Decrease)
   in Cash                                   186       (1,906)          882
                                       -----------  -----------  -----------

Cash - Beginning of Period                   696        1,952             0

Cash - End of Period                   $     882   $       46    $      882


Supplemental Disclosure of Cash Flow Information:
 Cash Paid For:
  Interest                             $      -    $       -     $       -
  Income Taxes                         $      -    $       -     $       -









The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                       (A Development-Stage Company)
      Unaudited Interim Condensed Statement of Stockholders' Equity


                                                            Deficit
                                                        Accumulated
                          -------Paid-In Capital ------      During
                                                        Development
                           Shares  Amount Excess of Par       Stage    Total
----------------------------------------------------------------------------

BALANCE, 1/29/2009              0  $    0    $       0   $        0 $      0
                       -----------------------------------------------------
Sale of Common Shares
  To Founder for Cash
  on May 29, 2009      12,000,000   1,200          800                 2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
                       -----------------------------------------------------

BALANCE, 8/31/2009     12,000,000  $1,200    $     800   $   (3,911) $(1,911)
                       -----------------------------------------------------

Deficit - Twelve Months
   Ended August 31, 2010                                     (9,117)  (9,117)
                       -----------------------------------------------------

BALANCE, 8/31/2010     12,000,000  $1,200    $     800   $  (13,027)$(11,027)
                       -----------------------------------------------------

Deficit - Nine Months
   Ended May 31, 2011                                        (7,681)  (7,681)
                       -----------------------------------------------------

BALANCE, 5/31/2011     12,000,000  $1,200    $     800   $  (20,708)($18,708)
                       -----------------------------------------------------














  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                       (A Development-Stage Company)
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2010 audited financial statements. The results of operations for the period ended May 28, 2011 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $7,681 for the nine months ended May 31, 2011. Our expenses during the period consisted of $5,500 in accounting services, $1,000 for legal fees/services, $650 for state corporate filings, and $531 for miscellaneous expenses.

Our net loss from inception (January 29, 2009) through May 31, 2011 totals $20,708.

Since our most recent fiscal year end of August 31, 2010, our cash balance has remained relatively steady, increasing from a balance of $696 to $882 at present due to an advance from our founder. Accrued liabilities and payables are up from $1,750 at year end to $2,500 at present due to the Company still owing a portion of last quarter's accounting fees and the full accrual of this quarter's balance. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $9,973 at year end to a present balance of $17,090 as the founder continues to provide cash advances to cover the cost of operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(11,027) at year end to $(18,708) as of May 31, 2011.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended May 31, 2011.

                      Balance Sheet Data:          5/31/11
                      -------------------          --------

                      Cash                        $     882
                      Total Assets                $     882
                      Total Liabilities           $  19,590
                      Shareholders' Equity        $ (18,708)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2011 was $882. In order to achieve and meet the objectives of our business plan, we will require additional funding.

The Company had planned to fund its operations by way of its offering of common shares pursuant to a Registration Statement filed on Form S-1 which became effective on June 9, 2010. The Company was unsuccessful in this endeavor, failing to raise the "minimum" level of funds called for by the offering. As a result, the offering was cancelled by the Company in late November, 2010.

The Company thus must continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2011 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $17,090, net of amounts paid back to him periodically. These funds are payable upon demand and bear no interest.

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

The Company's effort in this stage of operations is expected to be started soon and expects its drink formulas to be formulated over the next three months.

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

As of May 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2011.

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

July 12, 2011          Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)