Form 10-K
period 2011-08-31
Essense Water, Inc.
filed 2011-11-15
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2011

                        Commission file number 333-162824

                               Essense Water, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

        Nevada                                             27-0265042
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                              3638 N Rancho Drive
                              Las Vegas, NV 89139
                        (509)995-2433/(509)448-4956 FAX
               (Address of Principal Executive Offices & Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2011, the registrant had 12,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2011.

                                ESSENSE WATER, INC.
                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     Part I

Item 1.  Business                                                         4
Item 1A. Risk Factors                                                    10
Item 2.  Properties                                                      11
Item 3.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Securities Holders           11

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities             12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12
Item 8.  Financial Statements and Supplementary Data                     16
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      25
Item 9A. Controls and Procedures                                         25

                                Part III

Item 10. Directors and Executive Officers                                27
Item 11. Executive Compensation                                          29
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                               30
Item 13. Certain Relationships and Related Transactions                  30
Item 14. Principal Accounting Fees and Services                          31

                                 Part IV

Item 15. Exhibits                                                        31

Signatures                                                               31

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

The Company has recently been formulating and developing our beverage product(s). In doing so, we are developing the product ourselves, determining the proper formulation(s), and then plan to seek third-party(s) to do the actual preparation and bottling of the actual product(s) based on those internally-derived formula(s). Once the Company has formulated its product, designed its labeling, and selected the form of container to use, it will seek to have it bottled through a third-party since the costs for a production/bottling facility is cost prohibitive at this early point. We intend to market and sell our products ourselves through a network of natural, gourmet, and independent distributors, as well as through our own web-site which we have yet to develop. Our intent is focus on the smaller, local market area before any expansion will be targeted.

GENERAL INFORMATION

Industry Overview

Our beverage is targeted to fall within the New Age/Functional Beverage category, which we believe to be growing rapidly. The consumer has fast become aware of the health risks of too much sugar, and the many studies evidencing the athletic performance benefits of proper hydration plus a variety of new beverages/serving sizes and selections with the choice of various added ingredients are, we believe, fueling robust sales in this beverage category. Additionally, industry analysts forecast the New Age/Functional Beverage market to grow to over $800 million in 2010, up from $168 million in 2004.

Our Product

The Company is intending to develop its product(s) using pure water as the basic ingredient. In making it "better for you than just plain water," the Company will be adding other things to it, such as vitamins, electrolytes, and possibly fiber, to add what may be real or perceived benefits to the consumer. The Company has no intention to make any claims as to any health, medical, or therapeutic benefits that may be derived from our product. The product will most likely be flavored and colored, both of these attributes through the use of natural ingredients rather than artificial means. It will also be sweetened naturally, most likely by using stevia extract. This sweetener is very low to no calorie. The product(s) will not be carbonated or contain any added "energy" enhancers or stimulants such as caffeine.

We anticipate the actual development and formulation of our product will be done "in-house" rather than using a third-party to do so. At present, the Company is actively involved in private taste-testing and samplings to finalize its drink offering(s). This process of developments has been be done by management and the subsequent taste-tests have, to date, been accomplished by utilizing various family members and close friends (who are and will not be paid for their services). The Company has yet to do blind taste tests to compare their product with competing existing product, but plan to do so before ultimately selecting their product(s). While the founder's personal kitchen certainly not a true development or testing facility in nature, sterile clean vessels have been used to avoid contaminations or any tainting of the test product(s) and relatively precise means for specific formulation have been utilized, such as various weight and volume measuring devices.

After our initial formulation(s) is complete, the Company will then meet with potential bottlers and possibly other professionals, as may be required, to determine the safety and efficacy of the proposed ingredients and that the end product and related formula(s) will be able to be satisfactorily produced on a larger scale.

Expected to be offered in single serving size, somewhere from 12 to 32 ounces, our product will likely be made available as singles, four- or six-packs, and possibly 24-container cases. The packaging, whether to use plastic, glass, or other means, has not yet been decided.

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

Distribution, Sales, and Marketing

The Company itself will directly promote, market, and sell their products to the above-mentioned primary markets. We may also seek local distributors that have a broader reach directly into more locations. We also intend to offer our product directly to consumers via the Internet through our website which is yet to be established. The Company does, however, own the rights to the domain names "ESSENSEWATER.COM" and "ESSENSEWATER.NET" which it intends to use in development of its future web-site.

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

Marketing to Consumers

We will utilize several marketing strategies to market directly to consumers, such advertising in targeted local and regional consumer magazines and weekly papers, in-store discounts on the products, in-store product demonstrations, possible street corner sampling, coupon advertising, consumer trade shows, and possible local event sponsoring. Our website will also be a large part of our consumer-direct marketing program.

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

Our beverage product will compete generally with all liquid refreshments, including bottled water and, in particular, with numerous other New Age/Functional beverages, including: SoBe, Snapple, Arizona, Vitamin Water, Gatorade, and Powerade.

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

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

During the 4th quarter of last year, the Company filed for a trademark on the name "Essence Water." This process is a lengthy one which can only be finalized and completed once the actual product has been produced and is available for sale.

We have no current plans for any registrations such as copyrights, franchises, concessions, royalty agreements or labor contracts. We will continue to assess the need for any such applications on an ongoing basis.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have only recently started our proposed business activities. The Company has not realized any revenue and does not expect to for several months. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $22,845 from inception to August 31, 2011. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO FORMULATE, DEVELOP, AND PRDUCE OUR DRINK PRODUCT, AND THEN EVEN MORE TO MARKET AND SELL IT, IF WE CAN'T RAISE SUFFICIENT CAPITAL WE MAY HAVE TO CEASE OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

Even after we complete our product development program and are successful in producing our drink product(s), we will have to spend substantial funds on the marketing and sales efforts before we will know if we have a commercially viable and marketable/sellable product(s).

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

For our initial testing and development of our product(s), the Company has been able to utilize the kitchen within Mr. Nichols' home. Mr. Nichols presently has and will make available to the Company his own measuring instruments and utensils for precise weights, volumes, and mixing of the liquids and ingredients used in formulating the initial product(s).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2011.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available for 2010 or 2011.

As of August 31, 2011, there were thirty-three (33) shareholders of record holding a total of 12,000,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our developmental stage and have yet to generate any revenue.

We incurred operating expenses of $11,818 for the year ended August 31, 2011. These expenses consisted of general operating expenses incurred primarily in connection with our corporate start-up, product development/testing, and the preparation and filing of our ongoing periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2011 was $24,845, and consists of the same nature of general operating expenses incurred over the past years.

In May, 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or approximately $.00017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company. On June 9, 2010 the Company received approval from the SEC to begin selling common shares by way of an S-1 Offering. Per the terms of the Offering, the Company could sell up to 8,000,000 shares at $.025 per share for total proceeds of up to $200,000.

During November 2010, it was determined by the Company, after spending considerable time and effort towards raising capital through the registered offering, that it would not be able to raise sufficient capital to reach the "minimum" milestone of the Offering. As a result, the Company chose to discontinue the Offering and has instead chosen to "self-fund" operations until such time as additional capital can be raised. At present, the Company has no other definitive plans to raise capital by any means than by way of continued advances by the sole Officer and Director, Kevin Nichols.

The following table provides selected financial data about our Company for the period ended August 31, 2011.

                     Balance Sheet Data:            8/31/11
                     -------------------            -------

                     Cash                          $    157
                     Total Assets                  $    157
                     Total Liabilities             $ 23,002
                     Shareholders' Equity          $(22,845)

Our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2011 was $157. As we experience a shortage of funds over the next twelve months, we will most likely utilize funds from our sole officer and director, Kevin Nichols, who has agreed to advance funds for operations, if needed. However, there is no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company

PLAN OF OPERATION

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

The Company believes that it will be able to achieve operating cash flows from the sale of its product but, until such time, we must rely on our ability to raise cash from sources other than operations, namely the continued advances by our sole officer and director, Kevin Nichols.

Due to the cancellation of the Company's Form S-1 stock Offering last year, we will need additional capital in the form of private equity, debt, or some combination thereof in order to more fully complete its "optimal" level with its business plan. The effort required to secure such additional capital will place an additional burden on Mr. Nichols' time and will take him away from his focus on product development and moving the Company closer to operating status.

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Seek additional funding of capital. The Company had expected to begin testing and formulation of its product once it achieved the minimum level of funding from its S-1 Offering. Since cancellation the Offering, the Company has not been able to begin much beyond its product formulation. This will most likely be the situation until additional capital is raised. The Company intends to continue with an effort to raising additional capital during the next few months.

2. Formulation of its drink product is of foremost importance at present in these early stages of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you plain water. The Company is endeavoring at present to develop about three basic formulas rather than several formulas, and then offer those few basic flavors for its product roll-out. At present, the Company is actively pursuing its product development, testing/working with various fruit, citrus, and berry flavors to come up with its initial drink formulations.

3. Once the drink formulas have been somewhat developed and decided upon, the Company will begin working simultaneously on several other key areas in the furtherance of its business plan. In no particular order, these areas of development include the following:

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

The following table sets forth uses of various levels of proceeds that it will be seeking to raise as additional capital, with the maximum level expected to be $200,000. Assuming the Company raises 10%, 25%, 50%, 75%, and 100% of this total level of capital, the following shows the various levels of uses of that capital.

                                   If 10%   If 25%   If 50%   If 75% If 100%
                                   Rec'd    Rec'd    Rec'd    Rec'd    Rec'd

Gross Proceeds                  $ 20,000 $ 50,000 $100,000 $150,000 $200,000

Administrative
  S-1 Offering Expenses Incurred   1,500    1,500    1,500    1,500    1,500
  Office Supplies & Services         500    1,000    4,000    7,000    8,000
  Legal & Accounting               5,000    5,000    5,000    5,000    5,000
                                  -----     -----   ------    -----    -----
  TOTAL                            7,000     7,500  10,500   13,500   14,500

Less: Product Development
  Drink Testing/Formulations       3,000   10,000   12,000   15,000   15,000
  Name/Label/Packaging Design      1,200    7,000   10,500   14,000   15,000
  Trademark Research/Filing          500    5,000    7,000   10,000   10,000
                                   -----   ------   ------   ------    ------
  TOTAL                            4,700   22,000   29,500   39,000   40,000

Less: Marketing & Advertising
  Product Promotion                1,000    3,000    8,000   12,000   15,000
  Targeted Advertising             1,000    2,000    4,000    6,000    8,000
  Web Design/E-Commerce                0    3,000    9,000   15,000   15,000
                                   ------  ------  -------  -------  -------
   TOTAL                           2,000    8,000   21,000   33,000   38,000

Working Capital                    6,300   12,500   39,000   64,500  107,500
                                  ------   ------  -------  -------  -------
TOTALS                           $20,000  $50,000 $100,000 $150,000 $200,000
                                  ======   ======  =======  =======  =======

NOTE: The Company intends to reimburse its founder from the proceeds for the amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of August 31, 2011, this amount totals $18,627.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the fiscal years ended August 31, 2011 and 2010, and the Auditors' Report thereon immediately follow.

                               ESSENSE WATER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2011           2010
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $    157      $    696
                                                    --------      --------
TOTAL CURRENT ASSETS                                     157           696
                                                    --------      --------

      TOTAL ASSETS                                  $    157      $    696
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  4,375      $  1,750
  Payable to Affiliates                               18,627         9,973
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             23,002        11,723
                                                    --------      --------

      TOTAL LIABILITIES                               23,002        11,723
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,000,000 shares
   issued and outstanding as of August 31,
   2011 and 2010)                                      1,200         1,200
  Additional paid-in capital                             800           800
  Deficit accumulated during development stage       (24,845)      (13,027)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (22,845)      (11,027)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $    157      $    696
                                                    ========      ========

The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Operations
-----------------------------------------------------------------------------

                                                                  January 29
                                                                    2009
                                                                 (inception)
                                   Year Ended      Year Ended      through
                                   August 31,      August 31,     August 31,
                                     2011            2010            2011
                                   ----------      ----------     ----------
Income:
  Operating Revenues               $        0      $        0     $        0
                                   ----------      ----------     ----------
TOTAL REVENUES                              0               0              0

Expenses:
  General and Administrative           10,818           9,117         23,845
  General & Administrative -
    Related Party                       1,000               0          1,000
                                   ----------      ----------     ----------
Total Expenses                         11,818           9,117         24,845

Provision for Income Taxes                 --              --             --
                                   ----------      ----------     ----------

NET INCOME (LOSS)                  $  (11,818)     $   (9,117)    $  (24,845)
                                   ==========      ==========     ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,000,000      12,000,000
                                   ==========      ==========

















  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2011
-----------------------------------------------------------------------------

                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------
BALANCE,
  JANUARY 29, 2009            --   $   --     $    --    $       --  $    --

Stock issued for cash
  on May 29, 2009
  $0.00017 per share  12,000,000    1,200         800                  2,000

Net loss,
  August 31, 2009                                           (3,911)   (3,911)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2009     12,000,000   $ 1,200    $   800    $  (3,911) $ (1,911)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2010                                             (9,117)   (9,117)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2010     12,000,000   $ 1,200    $   800    $ (13,027) $(11,027)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2011                                            (11,818)  (11,818)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2011     12,000,000   $ 1,200    $   800    $ (24,845) $(22,845)
                      ==========   =======    =======    =========  ========












  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                                                  (inception)
                                         Year ended  Year Ended      through
                                          August 31,  August 31,   August 31,
                                            2011        2010         2011
                                         ----------  ----------   -----------

OPERATING ACTIVITIES
  Net income (loss)                      $ (11,818)  $  (9,117)   $ (24,845)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:

  Changes in operating liabilities:
    Increase (decrease) in
      Accrued Payables                       2,625      (1,750)       4,375
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      (9,193)    (10,867)     (20,470)

FINANCING ACTIVITIES
  Issuance of Common Stock                      --          --       2,000
  Advances/Loans from Affiliates             8,654       9,613      18,627
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       8,654       9,613     20,627
                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH               (539)     (1,254)         157

CASH AT BEGINNING OF PERIOD                    696       1,952          --
                                           --------    --------    --------

CASH AT END OF PERIOD                    $     157    $    696    $    157
                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --    $     --
                                           ========    ========    ========

  Income Taxes                             $    --     $     --    $     --
                                           ========    ========    ========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                               August 31, 2011
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. The Company is a development-stage company, established to develop, produce, and market a water-based consumer beverage. It has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2011 and 2010, the Company has 12,000,000 shares of its common stock issued and outstanding.

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

G. ADVERTISING

The Company will expense its advertising when incurred. There have been no advertising costs since inception.

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

The Company's activities to date have been supported by equity financing by its founder. It has sustained losses in all reporting periods, with an inception to date loss of $24,845 as of August 31, 2011. Management is presently providing the required working capital to the Company to facilitate and pursue its business plan.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2011 and 2010, the amounts owing the sole officer and director were $18,627 and $9,973, respectively. These amounts are payable on demand and are non-interest bearing.

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

During the year ended August 31, 2011, the Company paid a total of $1,000 to its legal counsel, Mr. Jeffrey Nichols, who is the brother of Kevin Nichols.

NOTE 6. INCOME TAXES

                                                        As of August 31,

                                                         2010       2010
                                                        ------     ------
     Deferred tax assets:
       Net operating tax carryforwards                $ 24,845   $ 13,027
       Other                                                 0          0
                                                        ------     ------

       Gross deferred tax assets                        24,845     13,027
       Valuation allowance                             (24,845)   (13,027)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2011, the Company has a net operating loss carryforward of approximately $24,845. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2011:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,000,000 shares issued and outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued, and determined there are no other subsequent events to be reported.

SEALE AND BEERS, CPAs - PCAOB & CPAB REGISTERED AUDITORS (www.sealebeers.com)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Board of Directors and Stockholders of Essense Water, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Essense Water Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 and since inception on January 29, 2009 through August 31, 2011. Essense Water, Inc.'s management is responsibility for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essense Water Inc. (A Development Stage Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 and since inception on January 29, 2009 through August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2011 and 2010, has incurred recurring losses and recurring negative cash flows from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
- -----------------------
Seale and Beers, CPAs
Las Vegas, Nevada
October 28, 2011

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

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of Essense, whose one year terms will expire January 31, 2012, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          52    President,         1/29/2009          1/31/2012
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

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past eleven years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, Selway Group, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. Both of these companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities.

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

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2011      0     0       0      0         0         0       0      0
President,2010      0     0       0      0         0         0       0      0
CEO & CFO 2009      0     0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

In December, 2010, Kevin Nichols gifted a total of 260,000 shares of his common stock to thirty -two (32) family members and friends.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Essense's voting securities by officers, directors, and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Kevin Nichols                       11,740,000             98%

     All Officers and
     Directors as a Group                11,740,000             98%
----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2009, Kevin Nichols purchased 12,000,000 shares of the Company's common stock at $0.00017 per share. In December, 2010, Kevin Nichols gifted a total of 260,000 shares of his common stock to thirty -two (32) family members and friends, leaving him with 11,740,000 shares at present.

All of Kevin Nichols' shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,000, for tax services were $0, and for other services were $0 during the year ended August 31, 2011.

For the year ended August 31, 2010, the total fees charged to the Company for audit services were $8,750, for tax services were $0, and for other services were $0.

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

  23.1        Consent of Independent Auditors

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on November 3, 2010.

Essense Water, Inc., Registrant

/s/ Kevin Nichols                                          November 3, 2011
-----------------                                          ----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)