Form 10-Q
period 2011-11-30
Essense Water, Inc.
filed 2012-01-23
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of January 10, 2012.





                                      -1-
ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2011 immediately follow.

                              Essense Water, Inc.
                         (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                           As of November 30, 2011

                                    ASSETS

                                                November 30,       August 31,
                                                    2011               2011
                                                -----------        ---------
Current Assets
   Cash                                            $    532         $    157
                                                        ---              ---

   Total Current Assets                                 532              157
                                                        ---              ---

LIABILITIES
Current Liabilities
Accrued Liabilities                                   3,000            4,375
Payable to Affiliates                                22,259           18,627
                                                     ------           ------

   Total Current Liabilities                         25,259           23,002
                                                     ------           ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,000,000 Shares Outstanding                   1,200            1,200
Additional Paid In Capital                              800              800

Deficit Accumulated During Development Stage        (26,727)         (24,845)
                                                     ------           ------

   Total Shareholders' Equity                       (24,727)         (22,845)
                                                     ------           ------
TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY(DEFICIT)                             $     532        $     157
                                                     ======           ======






  The accompanying notes are an integral part of these financial statements.



                                      -2-
                             Essense Water, Inc.
                        (A Development-Stage Company)
            Unaudited Interim Condensed Statements of Operations

                                                                  January 29,
                                                                       2009
                                    Three Months  	 Three Months   (inception)
                                       Ended          Ended         Through
                                    November 30,   November 30,  November 30,
                                        2011           2010            2011
                                     ----------     ----------    ----------

Income:
   Operating Revenues                 $      0       $      0      $      0
                                     ----------     ----------    ----------

Total Income                                 0              0             0
                                     ----------     ----------    ----------

Expenses:
   General & Administrative              1,882          3,751        26,727
                                     ----------     ----------    ----------

Total Expenses                           1,882          3,751        26,727
                                     ----------     ----------    ----------

Provision for Income Taxes                   0              0             0
                                     ----------     ----------    ----------

Net Income (Loss)                     $ (1,882)      $ (3,751)     $ (26,727)
                                     ==========     ==========    ==========





Net Loss per Common Share -
       Basic and Diluted              $  	(0.00)      $  (0.00)

Weighted Average Number of
   Shares Outstanding -
       Basic and Diluted            12,000,000     12,000,000











  The accompanying notes are an integral part of these financial statements.


                                      -3-
Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                                  January 29,
                                                                       2009
                                    Three Months  	 Three Months   (inception)
                                       Ended          Ended         Through
                                    November 30,   November 30,  November 30,
                                        2011           2010            2011
                                     ----------     ----------    ----------

Operating Activities:
   Net Income (Loss)                  $ (1,882)      $ (3,751)    $ (26,727)
                                     ----------     ----------    ----------

Adjustments to reconcile net loss
   to net cash flow provided by
   (used in) operating activities:

Changes in operating liabilities:
   Increase (decrease) in
   Accrued Payables                     (1,375)        2,000          3,000
                                     ----------     ----------    ----------
Net Cash Provided By (Used In)
   Operating Activities                 (3,257)       (1,751)       (23,727)
                                     ----------     ----------    ----------

Cash Flows from Financing Activities:
   Advances from Affiliate               3,632         7,500         27,933
   Repayment to Affiliate                    0        (5,573)        (5,674)
   Proceeds from Sale of Common Stock        0             0          2,000
                                     ----------     ----------    ----------
Net Cash Flows Provided by
   Financing Activities                  3,632         1,927         24,259
                                     ----------     ----------    ----------

Net Increase (Decrease) in Cash            375           176            532
                                     ----------     ----------    ----------

Cash - Beginning of Period                 157           696              0
                                     ----------     ----------    ----------

Cash - End of Period                   $   532       $   872      $     532
                                     ==========     ==========    ==========


Supplemental Disclosure of Cash Flow Information:

Cash Paid For:
      Interest                         $     -       $     -      $       -
      Income Taxes                     $     -       $     -      $       -

  The accompanying notes are an integral part of these financial statements.


                                      -4-
Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Shareholders' Equity
For the Period From Inception (January 29, 2009) Through November 30, 2011


                                                             Deficit
                                                         Accumulated
                                ----Paid-In Capital----       During
                                                 Excess  Development
                                Shares  Amount	   of Par        Stage   Total
                                ---------------------------------------------

BALANCE, 1/29/2009                   0	 $     0  $     0     $     0 $      0
                                ---------------------------------------------

Sale of Common Shares	       12,000,000	   1,200	      800                2,000
  To Founder for Cash
  on May 29, 2009

Deficit - thru August 31, 2009                               (3,911)  (3,911)
                                ---------------------------------------------

BALANCE, 8/31/2009	          12,000,000 $ 1,200  $   800     $(3,911) $(1,911)
                                ---------------------------------------------

Deficit - Year
    Ended August 31, 2010                                    (9,117)  (9,117)
                                ---------------------------------------------

BALANCE, 8/31/2010	          12,000,000 	$ 1,200  $   800    $(13,027)$(11,027)
                                ---------------------------------------------

Deficit - Year
    Ended August 31, 2011                                   (11,818) (11,818)
                                ---------------------------------------------

BALANCE, 8/31/2011	          12,000,000 $ 1,200  $   800    $(24,845)$(22,845)

Deficit - Three Months
    Ended November 30, 2011                                  (1,882)  (1,882)
                                ---------------------------------------------

BALANCE,11/31/2011	          12,000,000 $ 1,200  $   800    $(26,727)$(24,727)
                                =============================================








  The accompanying notes are an integral part of these financial statements.


                                      -5-
                             Essense Water, Inc.
                       (A Development-Stage Company)
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended November 30, 2011 are not necessarily indicative of the operating results for the full year.

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



                                      -6-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We incurred operating expenses of $1,882 for the three months ended November 30, 2011. Our expenses during the period consisted of $1,750 in accounting services and $132 for miscellaneous expenses.

Our net loss from inception (January 29, 2009) through November 30, 2011 totals $26,727.

Since our most recent fiscal year end of August 31, 2011, our cash balance increased from a balance of $157 to $532 at present due to an advance from our founder. Accrued liabilities are down from $4,375 at year end to $3,000 at present due to the more expensive year end audit reflected at November 30 versus the accounting review done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $18,627 at year end to a present balance of $22,259 as the founder continues to provide necessary cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(22,845) at year end to $(24,727) as of November 30, 2011.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended November 30, 2011.

                      Balance Sheet Data:          11/30/11
                      -------------------          --------

                      Cash                        $     532
                      Total Assets                $     532
                      Total Liabilities           $  25,259
                      Shareholders' Equity        $ (24,727)





                                    -7-
LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2011 was $532. In order to achieve and meet the objectives of our business plan, we will require additional funding.

The Company had planned to fund its operations by way of its offering of common shares pursuant to a Registration Statement filed on Form S-1 which became effective on June 9, 2010. The Company was unsuccessful in this endeavor, failing to raise the "minimum" level of funds called for by the offering. As a result, the offering was cancelled by the Company in late November, 2010.

The Company thus continues to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of November 30, 2011 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $22,259, net of amounts paid back to him periodically. These funds are payable upon demand and bear no interest.

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

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Seek additional funding of capital. The Company had expected to begin testing and formulation of its product once it achieved the minimum level of funding from its S-1 Offering. Since cancellation the Offering, the Company has not been able to begin much beyond its product formulation to date. This will most likely be the situation until additional capital is raised. The Company intends to continue with its efforts to raising additional capital over the next few months.

2. Formulation of its drink product is of foremost importance at present in this stage of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you plain water. The Company is endeavoring at present to develop about three basic formulas rather than several formulas, and then offer those few basic flavors for its product roll-out. At present, the Company is actively pursuing its product development, testing/working with various fruit, citrus, and berry flavors to come up with its initial drink formulations.

The Company's drink formulation effort has been started and we expect our drink formulas to be completely developed over the next three months.


                                     -8-
3. Once the Company's drink formula(s) have been developed and decided upon, we expect to begin working simultaneously on several other key operating areas in furtherance of our business plan. In no particular order, these areas of development include the following:

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

The above-referenced third stage of the business plan will most likely begin once the Company has neared completion of the development and formulation of the drink product and continue on for six to twelve months after product completion. It is late during this stage when the Company expects to begin producing any operating cash flows from the sale of its product.

The Company has budgeted the following amounts, by related expense category, to be used in executing its business plan. The figures were based on the Company's "minimum" and "maximum" level of projected proceeds from its previous capital funding effort per its Form S-1 filing. The Company still feels that these are accurate representation of the use and required levels of funding.

The following table sets forth uses of various levels of proceeds that the Company is seeking to raise as additional capital, with the maximum level expected to be $200,000. Assuming the Company raises 10%, 25%, 50%, 75%, and 100% of this total level of capital, the following shows the various levels of uses of that capital.

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


                                     -9-
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
                                  ======   ======  =======  =======  =======

NOTE: The Company intends to reimburse its founder from the proceeds for the amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of November 30, 2011, this amount totals $22,259.

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


                                       -10-
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2011.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:



                                      -11-
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2012.

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



                                  -12-
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 10, 2012        Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)























                                      -13-