Form 10-Q
period 2012-02-29
Essense Water, Inc.
filed 2012-04-12
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

                                  (509)995-2433
                     (Telephone number, including area code)

                             Mr. Jeffrey Nichols, Esq.
                                  811 6th Avenue
                               Lewiston, ID  83501
                        (415)314-9088/(800)219-4345 (FAX)
                     (Name and Address of Agent for Service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of April 5, 2012.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 29, 2012 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                          As of February 29, 2012

                                    ASSETS

                                               February 29,        August 31,
                                                     2012              2011
Current Assets
Cash                                             $  1,932          $    157
                                                      ---               ---

   Total Current Assets                             1,932               157
                                                    =====               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,625             4,375
Payable to Affiliates                              26,659            18,627
                                                   ------             -----

   Total Current Liabilities                       29,284            23,002
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,000,000 Shares Outstanding                 1,200             1,200
Additional Paid In Capital                            800               800
Deficit Accumulated During Development Stage      (29,352)          (24,845)
                                                   ------            ------

   Total Shareholders' Equity                     (27,352)          (22,845)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $  1,932          $    157
                                                    =====               ===







  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations


                                                                   Inception
                                  Three    Three      Six     Six   (January
                                 Months   Months   Months   Months  29,2009)
                                  Ended    Ended    Ended    Ended   Through
                               February February February February  February
                                29,2012  28,2011  29,2012  28,2011   29,2012
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       2,375    2,050    4,507    5,551    29,352
                                  -----    -----    -----    -----    ------

Total Expenses                    2,375    2,050    4,507    5,551    29,352
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(2,375) $(2,050) $(4,507) $(5,551) $(29,352)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,000,000 12,000,000 12,000,000 12,000,000
                             ========== ========== ========== ==========









  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                      Six Months  Six Months      (Inception)
                                           Ended       Ended         Through
                                        February    February        February
                                         29,2012     28,2011         29,2012
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (4,507)  $  (5,551)      $(29,352)
   Net Change in Accrued Liabilities       (1,618)        177          2,625
                                              ---         ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (6,125)     (5,374)       (26,727)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                  7,900       5,500         26,659
   Repayment to Affiliates                      0           0              0
   Proceeds from Sale of Common Stock           0           0          2,000
                                                -           -          -----

Net Cash Flows Provided by
   Financing Activities                     7,900       5,500         28,659
                                            -----       -----         ------

Net Increase (Decrease) in Cash             1,775         126          1,932
                                              ---       -----            ---

Cash - Beginning of Period                    157         695              0

Cash - End of Period                     $  1,932    $    821       $  1,932
                                            =====         ===          =====

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -











  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through February 29, 2012

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------

BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------

BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------

Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------

BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------

Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------

BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------


Deficit - Six Months
    Ended
    February 29, 2012                                        (4,507)  (4,507)
----------------------------------------------------------------------------

BALANCE, 2/29/2012   12,000,000 $ 1,200        $   800     $(29,352)$(27,352)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended February 29, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of February 29, 2012 and February 28, 2011, the amounts owing the sole officer and director were $26,659 and $18,627, respectively. These amounts are payable on demand and are non-interest bearing.

The Company's sole officer and director receives and is owed no salary.


NOTE 4 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

------------------------------------------------------

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

We incurred operating expenses of $2,375 for the three months ended February 29, 2012. Our expenses during the period consisted of $1,750 in accounting services and $625 for miscellaneous expenses.

Our net loss from inception (January 29, 2009) through February 29, 2012 totals $29,352.

Since our most recent fiscal year end of August 31, 2011, our cash balance increased from a balance of $157 to $1,932 at present due to an advance from our founder. Accrued liabilities are down from $4,375 at year end to $2,625 at present due to the more expensive year end audit reflected at August 31 versus the accounting review done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $18,627 at year end to a present balance of $26,659 as the founder continues to provide necessary cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(22,845) at year end to $(27,352) as of February 29, 2012.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended February 29, 2012.

                      Balance Sheet Data:          2/29/12
                      -------------------          -------

                      Cash                        $   1,932
                      Total Assets                $   1,932
                      Total Liabilities           $  29,284
                      Shareholders' Equity        $ (27,352)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2012 was $1,932. In order to achieve and meet the objectives of our business plan, we will require additional funding.

The Company had planned to fund its operations by way of its offering of common shares pursuant to a Registration Statement filed on Form S-1 which became effective on June 9, 2010. The Company was unsuccessful in this endeavor, failing to raise the "minimum" level of funds called for by the offering. As a result, the offering was cancelled by the Company in late November, 2010.

The Company thus continues to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 29, 2012 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $26,659. These funds are payable upon demand and bear no interest.

As a result of the Company's unsuccessful offering of its common shares per the S-1 stock offering, we have been focusing our efforts on raising additional funding by other means, such as a private placement(s) of its shares or by another stock offering, but to date we remain unsuccessful and there are no commitments or agreements in place for any additional third-party funding. Until this situation changes, we will continue to rely on loans/advances by our funder, as previously discussed, to keep the Company operational.

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
                                  ======   ======  =======  =======  =======

NOTE: The Company intends to reimburse its founder from the proceeds for the amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of February 29, 2012, this amount totals $26,659.

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

As of February 29, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

April 5, 2012           Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)