Form 10-Q/A
period 2011-11-30
Essense Water, Inc.
filed 2012-05-31
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1

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

           EXPLANATORY NOTE: FILING OF INTERACTIVE DATA

This Amendment No. 1 to Form 10-Q relates to the following report of Essense Water, Inc. (the "Company").

   Report on Form 10-Q for the Company's quarter ended November 30, 2011 as filed on January 23, 2012.

The Company is herewith submitting the "interactive data" as an exhibit to the above-referenced Form 10-Q as required by Item 601(b)(101) of Regulation S-K.

There are no other changes to the previously submitted Form 10-Q.




                                    EXHIBITS

   101.ins      XBRL Instance
   101.sch      XBRL Schema
   101.cal      XBRL Calculation
   101.def      XBRL Definition
   101.lab      XBRL Label
   101.pre      XBRL Presentation


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 31, 2012            Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)