Form 10-Q/A
period 2012-02-29
Essense Water, Inc.
filed 2012-05-31
CIK 1459287

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

   Report on Form 10-Q for the Company's quarter ended February 29, 2012 as filed on April 12, 2012.

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

May 31, 2012            Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer and Sole Director)