Form 10-Q
period 2011-05-31
Essense Water, Inc.
filed 2012-07-13
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

                        Commission file number 333-180978

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of July 6, 2012.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2012 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                              As of May 31, 2012

                                    ASSETS

                                                   May 31,        August 31,
                                                     2012              2011
Current Assets
Cash                                             $    135          $    157
                                                      ---               ---

   Total Current Assets                               135               157
                                                      ---               ---

TOTAL ASSETS                                     $    135          $    157
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,625             4,375
Payable to Affiliates                              27,254            18,627
                                                   ------             -----

   Total Current Liabilities                       29,879            23,002
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,000,000 Shares Outstanding                 1,200             1,200
Additional Paid In Capital                            800               800
Deficit Accumulated During Development Stage      (31,744)          (24,845)
                                                   ------            ------

   Total Shareholders' Equity                     (29,744)          (22,845)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $    135          $    157
                                                      ===               ===




  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations

                                                                   Inception
                                  Three    Three     Nine    Nine   (January
                                 Months   Months   Months   Months  29,2009)
                                  Ended    Ended    Ended    Ended   Through
                                    May      May      May      May       May
                                31,2012  31,2011  31,2012  31,2011   31,2012
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       2,392    2,130    6,899    7,681    31,744
                                  -----    -----    -----    -----    ------

Total Expenses                    2,392    2,130    6,899    7,681    31,744
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(2,392) $(2,130) $(6,899) $(7,681) $(31,744)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,000,000 12,000,000 12,000,000 12,000,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)
            Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                     Nine Months Nine Months      (Inception)
                                           Ended       Ended         Through
                                            May         May             May
                                         31,2012     31,2011         31,2012
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (6,899)  $  (7,681)      $(31,744)
   Net Change in Accrued Liabilities       (1,750)        750          2,625
                                              ---         ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (8,649)     (6,931)       (29,119)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                  8,627       7,117         27,254
   Proceeds from Sale of Common Stock           0           0          2,000
                                                -           -          -----

Net Cash Flows Provided by
   Financing Activities                     8,627       7,117         29,254
                                            -----       -----         ------

Net Increase (Decrease) in Cash               (22)        186            135
                                              ---       -----            ---

Cash - Beginning of Period                    157         696              0

Cash - End of Period                     $    135    $    882       $    135


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -












  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through May 31, 2012

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------

BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------

BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------

Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------

BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------

Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------

BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------


Deficit - Nine Months
    Ended
    May 31, 2012                                             (6,899)  (6,899)
----------------------------------------------------------------------------

BALANCE, 5/31/2012   12,000,000 $ 1,200        $   800     $(31,744)$(29,744)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2011 audited financial statements. The results of operations for the period ended May 31, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of May 31, 2012 and May 31, 2011, the amounts owing the sole officer and director were $27,254 and $17,090, respectively. These amounts are payable on demand and are non-interest bearing.

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

We incurred operating expenses of $2,392 for the three months ended May 31, 2012. Our expenses during the period consisted of $1,750 in accounting services and $642 for miscellaneous expenses. For the same period in the previous year, expenses totaled $2,130, consisting of $1,750 in accounting services and $380 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through May 31, 2012 totals $31,744.

Since our most recent fiscal year end of August 31, 2011, our cash balance decreased from a balance of $157 to $135, as we continue to be dependent on advances from our founder. Accrued liabilities are down from $4,375 at year end to $2,625 at present due to the more expensive year end audit reflected at the August 31 year end date versus the accounting review done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $18,627 at year end to a present balance of $27,254 as the founder continues to provide necessary cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(22,845) at year end to $(29,744) as of May 31, 2012.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

The following table provides selected financial data about our Company for the period ended May 31, 2012.

                      Balance Sheet Data:          5/31/12
                      -------------------          -------

                      Cash                        $     135
                      Total Assets                $     135
                      Total Liabilities           $  29,879
                      Shareholders' Equity        $ (29,744)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2012 was $135. In order to achieve and meet the objectives of our business plan, we will require additional funding.

During the Company's most recent quarter, it filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission in an effort to raise capital in an amount up to $200,000 through the sale of shares of its common stock. This Form S-1 Registration Statement became effective on June 28, 2012.

Until such time as the Company is successful in raising funds through its above-referenced Form S-1 stock offering, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2012 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $27,254. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Seek additional funding of capital. The Company expects to finalize testing and formulation of its product once it achieves the 25% level of funding from its S-1 Offering. The Company intends to continue with its focus of resources towards raising capital through its S-1 offering over the next few months.

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

The Company's drink formulation effort has been started and we expect our drink formulas to be completely developed over the next three to six months.

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

                                      If 25%    If 50%    If 75%    If 100%
                                      Rec'd     Rec'd     Rec'd      Rec'd

Gross Proceeds                      $ 50,000  $100,000   $150,000  $200,000

Less: Repay Founder for
  Cash Advances (1)                  20,000   20,000     20,000     20,000

Less: Offering Expenses
  Preparation , Filing, Copies           500      500        500        500
  Transfer Agent                       1,500    1,500      1,500      1,500
  Legal & Accounting                   2,000    2,000      2,000      2,000
                                       -----    -----     ------      -----
  TOTAL                                4,000    4,000      4,000      4,000

Less: Administrative
  Office Supplies and Services         1,000    4,000      6,000      8,000
  Accounting & Legal                  10,000   10,000     10,000     10,000
                                       -----    -----     ------      -----
  TOTAL                               11,000   14,000     16,000     18,000

Less: Product Development
  Drink Testing/Formulations           3,000    6,000     10,000     12,000
  Name/Label/Packaging Design          5,000   10,000     15,000     18,000
  Trademark Research/Filing            1,000    2,000      3,000      3,000
                                       -----   ------     ------     ------
  TOTAL                                9,000   18,000     28,000     33,000

Less: Marketing & Advertising
  Product Promotion                    3,000    8,000     12,000     15,000
  Targeted Advertising                 2,000    4,000      6,000      8,000
  Web Design/E-Commerce                2,000    8,000     12,000     15,000
                                      ------   ------    -------    -------
   TOTAL                               7,000   20,000     30,000     38,000

Working Capital                        2,000   24,000     52,000     87,000
                                      ------   ------    -------    -------
TOTALS                               $50,000 $100,000   $150,000   $200,000
                                      ======  =======    =======    =======

(1) The Company intends to reimburse its founder from the proceeds for an amount up to $20,000 as partial reimbursement for amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of May 31, 2012, this amount totals $27,254.

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

As of May 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2012.

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

July 6, 2012           Essense Water, Inc.

                        /s/ Kevin Nichols
                            -----------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)