Form 10-K
period 2012-08-31
Essense Water, Inc.
filed 2012-12-12
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 24, 2012, the registrant had 12,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2012.

                                ESSENSE WATER, INC.
                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     Part I

Item 1.  Business                                                         4
Item 1A. Risk Factors                                                    10
Item 2.  Properties                                                      11
Item 3.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Securities Holders           11

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities             12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12
Item 8.  Financial Statements and Supplementary Data                     17
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      26
Item 9A. Controls and Procedures                                         26

                                Part III

Item 10. Directors and Executive Officers                                28
Item 11. Executive Compensation                                          30
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                               31
Item 13. Certain Relationships and Related Transactions                  31
Item 14. Principal Accounting Fees and Services                          32

                                 Part IV

Item 15. Exhibits                                                        32

Signatures                                                               32

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

The Company has been formulating and developing our beverage product(s). In doing so, we are developing the product ourselves, determining the proper formulation(s), and then plan to seek third-party(s) to do the actual preparation and bottling of the actual product(s) based on those internally-derived formula(s). Once the Company has finalized the formulation of its product(s), designed its labeling, and selected the form of container to use, it will seek to have it bottled through a third-party since the costs for a production/bottling facility is cost prohibitive at this early point. We intend to market and sell our products ourselves through a network of natural, gourmet, and independent distributors, as well as through our own web-site which we have yet to develop. Our intent is focus on the smaller, local market area before any expansion will be targeted.

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

Our Product

The Company is intending to develop its product(s) using pure water as the basic ingredient. In making it "better for you than just plain water," the Company will be adding other things to it, such as vitamins, electrolytes, and possibly fiber, to add what may be real or perceived benefits to the consumer. The Company has no intention to make any claims as to any health, medical, or therapeutic benefits that may be derived from our product. The product will most likely be flavored and colored, with both of these attributes added through the use of natural ingredients rather than artificial means. It will also be sweetened naturally, most likely by using stevia extract. This sweetener is very low to no calorie. The product(s) will not be carbonated or contain any added "energy" enhancers or stimulants such as caffeine.

The actual development and formulation of our product(s) will be done "in-house" rather than using a third-party to do so. At present, the Company is actively involved in private taste-testing and samplings to finalize its drink offering(s). This process of developments has been be done by management and the subsequent taste-tests have, to date, been accomplished by utilizing various family members and close friends (who are and will not be paid for their services). The Company has yet to do blind taste tests to compare their product with competing existing product, but plan to do so before ultimately selecting their product(s). While the founder's personal kitchen certainly not a true development or testing facility in nature, sterile clean vessels have been used to avoid contaminations or any tainting of the test product(s) and relatively precise means for specific formulation have been utilized, such as various weight and volume measuring devices.

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

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. The Company's product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than the Company will.

Important factors that will affect our ability to compete successfully include taste and flavor of products, trade and consumer promotions, the development of a new, unique cutting edge product, attractive and different packaging, branded product advertising, and pricing. Each of these factors will be taken into consideration as we proceed with our business plan.

The Company will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. The extremely competitive pressures within the New Age/Functional beverage categories could result in our products never even being introduced beyond what the Company can market locally themselves.

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

Environmental Matters

A cost of environmental compliance will likely be recycling fees, which is a standard cost of doing business in the soft drink industry. In certain states where we may sell our products, we may be required to collect redemption values from customers and remit those redemption values to the state, based upon the number of bottles/containers of certain products sold in that state. In certain other states, we may also be required to collect deposits from our customers and then remit such deposits to the respective state agencies based upon the number of cans and bottles of certain products sold in such states.

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

We have no current plans for any registrations such as copyrights, franchises, concessions, royalty agreements, or labor contracts. We will continue to assess the need for any such applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services during this phase of our business plan. Prior to the Company's actual bottling and any sale of its product, all such approvals necessary will be researched, applied for, and received.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $250 in funds for research and development costs incurred by our founder since inception.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have only recently and minimally have started our proposed business activities. The Company has not realized any revenue and does not expect to for several months. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $35,527 from inception to August 31, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2012.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available.

As of August 31, 2012, there were thirty-three (33) shareholders of record holding a total of 12,000,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

We incurred operating expenses of $10,682 and $11,818 for the years ended August 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred primarily in connection with our corporate start-up, product development/testing, and the preparation and filing of our ongoing periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2012 was $35,527, and consists of the same nature of general operating expenses incurred over the past years.

Our cash balances were $379 and $157 at August 31, 2012 and 2011, respectively. These account balances vary and are based on the timing of expenses and advances made by our Founder to cover our shortfalls. This has been required as there have been no operating cash flows/revenues to date.

Liabilities increased to $33,907 at August 31, 2012, from the previous year end balance of $23,002, due to the cash advances to us made by our Founder.

In May, 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or approximately $.00017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

In June, 2012 the Company received approval from the SEC to begin selling common shares by way of an S-1 Offering. Per the terms of the Offering, the Company could sell up to 8,000,000 shares at $.025 per share for total proceeds of up to $200,000.

In addition to those shares being sold by the Company, the proceeds from which will be retained by the Company, the an aggregate 1,260,000 shares were registered to be sold by the existing shareholders, including 1,000,000 of the total shares held by the Founder, Kevin Nichols.

The following table provides selected financial data about our Company for the period ended August 31, 2012.

      Balance Sheet Data:            8/31/12        8/31/11
      -------------------            -------        -------
      Cash                          $    379       $    157
      Total Assets                  $    379       $    157
      Total Liabilities             $ 33,907       $ 23,002
      Shareholders' Equity          $(35,527)      $(24,845)

Our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2012 was $379, compared to $157 at August 31, 2011. As we experience a shortage of funds over the next twelve months, we will most likely utilize funds from our Founder, who has agreed to advance funds for operations, if needed. However, there is no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company.

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

The Company believes that it will be able to achieve operating cash flows from the sale of its product but, until such time, we must rely on our ability to raise cash from sources other than operations, namely the Form S-1 stock offering and/or continued advances by our sole officer and director, Kevin Nichols.

We will need additional capital in the form of private equity, debt, or some combination thereof in order to more fully complete its "optimal" level with its business plan. At present, we are actively pursuing additional funding by way of the Form S-1 stock offering. This effort required to secure such additional capital will no doubt place an additional burden on Mr. Nichols' time and will take him away from his focus on product development and moving the Company closer to operating status.

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Seek additional funding of capital. The Company had expected to begin testing and formulation of its product once it achieves some success in funding from its S-1 Offering. The Company has not been able to begin much beyond its product formulation(s) towards the more complete implementation of its business plan. This will most likely be the situation until additional capital is raised. The Company intends to continue with an effort to raising additional capital during the next few months.

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

                                   If 10%   If 25%   If 50%   If 75% If 100%
                                   Rec'd    Rec'd    Rec'd    Rec'd    Rec'd

Gross Proceeds                  $ 20,000 $ 50,000 $100,000 $150,000 $200,000
                                   -----   ------  -------  -------  -------
Less: Repay Founder for
      Cash Advances (1)           20,000   20,000  20,000    20,000   20,000
                                   -----   ------  -------  -------  -------
Net Proceeds                           0   30,000  80,000   130,000  180,000
                                   -----   ------  -------  -------  -------
Less: Offering Expenses
  Preparation, Filing, Copies          0      500     500       500      500
  Accounting and Legal                 0    2,000   2,000     2,000    2,000
  Transfer Agent                       0    1,500   1,500     1,500    1,500
                                   -----   ------  -------  -------  -------
  TOTAL                                0    4,000   4,000     4,000    4,000
Less: Administrative
  Office Supplies & Services           0    1,000    4,000    6,000    8,000
  Legal & Accounting                   0   10,000   10,000   10,000   10,000
                                   -----   ------  -------  -------  -------
  TOTAL                                0   11,000   14,000   16,000   18,000

Less: Product Development
  Drink Testing/Formulations           0    3,000    6,000   10,000   12,000
  Name/Label/Packaging Design          0    5,000   10,000   15,000   18,000
  Trademark Research/Filing            0    1,000    2,000    3,000    3,000
                                   -----   ------   ------   ------   ------
  TOTAL                                0    9,000   18,000   28,000   33,000

Less: Marketing & Advertising
  Product Promotion                    0    3,000    8,000   12,000   15,000
  Targeted Advertising                 0    2,000    4,000    6,000    8,000
  Web Design/E-Commerce                0    2,000    8,000   12,000   15,000
                                   ------  ------  -------  -------  -------
   TOTAL                               0    7,000   20,000   30,000   38,000

Working Capital                        0        0   24,000   52,000   87,000
                                  ------   ------  -------  -------  -------
TOTALS                           $20,000  $50,000 $100,000 $150,000 $200,000
                                  ======   ======  =======  =======  =======

(1) The Company will reimburse its Founder from the proceeds of this offering for a portion of the amount that he has previously advanced/loaned to the Company. As of August 31, 2012, he has advanced to the Company (and is presently owed by the Company) a total of $29,532. The balance at August 31, 2011 was $18,627.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.








ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Auditors' Report and audited financial statements for the fiscal years ended August 31, 2012 and 2011 are as follows.

SEALE AND BEERS, CPAs  PCAOB & CPAB REGISTERED AUDITORS  www.sealebeers.com

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Essense Water, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Essense Water, Inc. (A Development Stage Company) as of August 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2012 and 2011, and from inception on January 29, 2009 through August 31, 2012. Essense Water, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essense Water, Inc. (A Development Stage Company) as of August 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended August 31, 2012 and 2011, and from inception on January 29, 2009 through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
November 21, 2012

                               ESSENSE WATER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2012           2011
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $    379      $    157
                                                    --------      --------
TOTAL CURRENT ASSETS                                     379           157
                                                    --------      --------

      TOTAL ASSETS                                  $    379      $    157
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  4,375      $  4,375
  Payable to Affiliates                               29,532        18,627
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             33,907        23,002
                                                    --------      --------

      TOTAL LIABILITIES                               33,907        23,002
                                                    --------      --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,000,000 shares
   issued and outstanding as of August 31,
   2012 and 2011)                                      1,200         1,200
  Additional paid-in capital                             800           800
  Deficit accumulated during development stage       (35,527)      (24,845)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (33,527)      (22,845)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $    379      $    157
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

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Operations
-----------------------------------------------------------------------------

                                                                  January 29
                                                                    2009
                                                                 (inception)
                                   Year Ended      Year Ended      through
                                   August 31,      August 31,     August 31,
                                     2012            2011            2012
                                   ----------      ----------     ----------
Income:
  Operating Revenues               $        0      $        0     $        0
                                   ----------      ----------     ----------
TOTAL REVENUES                              0               0              0

Expenses:
  General and Administrative           10,682          10,818         34,527
  General & Administrative -
    Related Party                           0           1,000          1,000
                                   ----------      ----------     ----------
Total Expenses                         10,682          11,818         35,527

Provision for Income Taxes                 --              --             --
                                   ----------      ----------     ----------

NET INCOME (LOSS)                  $  (10,682)     $  (11,818)    $  (35,527)
                                   ==========      ==========     ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,000,000      12,000,000
                                   ==========      ==========

















  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2012
-----------------------------------------------------------------------------

                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------
BALANCE,
  JANUARY 29, 2009            --   $   --     $    --    $       --  $    --

Stock issued for cash
  on May 29, 2009
  $0.00017 per share  12,000,000    1,200         800                  2,000

Net loss,
  August 31, 2009                                           (3,911)   (3,911)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2009     12,000,000   $ 1,200    $   800    $  (3,911) $ (1,911)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2010                                             (9,117)   (9,117)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2010     12,000,000   $ 1,200    $   800    $ (13,027) $(11,027)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2011                                            (11,818)  (11,818)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2011     12,000,000   $ 1,200    $   800    $ (24,845) $(22,845)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2012                                            (10,682)  (10,682)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2012     12,000,000   $ 1,200    $   800    $ (35,527) $(33,527)
                      ==========   =======    =======    =========  ========




  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                                                  (inception)
                                         Year ended  Year Ended      through
                                          August 31,  August 31,   August 31,
                                            2012        2011         2012
                                         ----------  ----------   -----------

OPERATING ACTIVITIES
  Net income (loss)                      $ (10,682)  $ (11,818)   $ (35,527)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:

  Changes in operating liabilities:
    Increase (decrease) in
      Accrued Payables                           0       2,625       4,375
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     (10,682)     (9,193)    (31,152)

FINANCING ACTIVITIES
  Issuance of Common Stock                      --          --       2,000
  Advances/Loans from Affiliates            10,905       8,654      29,532
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      10,905       8,654      31,532
                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH                223        (539)        379

CASH AT BEGINNING OF PERIOD                    157         696          --
                                           --------    --------    --------

CASH AT END OF PERIOD                    $     379    $    157    $    379
                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --    $     --
                                           ========    ========    ========

  Income Taxes                             $    --     $     --    $     --
                                           ========    ========    ========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                               August 31, 2012
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. The Company is a development-stage company, established to develop, produce, and market a water-based consumer beverage. It has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2012 and 2011, the Company has 12,000,000 shares of its common stock issued and outstanding.

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

The Company's activities to date have been supported by equity financing by its founder. It has sustained losses in all reporting periods, with an inception to date loss of $35,527 as of August 31, 2012. Management is presently providing the required working capital to the Company to facilitate and pursue its business plan.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2012 and 2011, the amounts owing the sole officer and director were $29,532 and $18,627, respectively. These amounts are payable on demand and are non-interest bearing.

The Company's sole officer and director has received and is owed no salary.

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

During the year ended August 31, 2011, the Company paid a total of $1,000 to its legal counsel, Mr. Jeffrey Nichols, who is the brother of Kevin Nichols. During the year ended August 31, 2012, there was $0 paid to Jeff Nichols.

NOTE 6. INCOME TAXES

                                                        As of August 31,

                                                         2012       2011
                                                        ------     ------
     Deferred tax assets:
       Net operating tax carryforwards                $ 35,527   $ 24,845
       Other                                                 0          0
                                                        ------     ------

       Gross deferred tax assets                        35,527     24,845
       Valuation allowance                             (35,527)   (24,845)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2012, the Company has a net operating loss carryforward of approximately $35,527. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,000,000 shares issued and outstanding as of August 31, 2012 and 2011.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not-effective that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2013.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kevin Nichols          53    President,         1/29/2009          1/31/2013
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

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2012      0     0       0      0         0         0       0      0
President,2011      0     0       0      0         0         0       0      0
CEO & CFO 2010      0     0       0      0         0         0       0      0
          2009      0     0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

In December, 2010, Kevin Nichols gifted a total of 260,000 shares of his common stock to thirty-two (32) family members and friends.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,000, for tax services were $0, and for other services were $0 during the year ended August 31, 2012.

For the year ended August 31, 2011, the total fees charged to the Company for audit services were $9,000, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on November 27, 2012.

Essense Water, Inc., Registrant

/s/ Kevin Nichols                                          November 27, 2012
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)