Form 10-Q
period 2012-11-30
Essense Water, Inc.
filed 2013-01-16
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 shares as of January 8, 2013.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2012 immediately follow.

                              Essense Water, Inc.
                       (A Development-Stage Company)
                Unaudited Interim Condensed Balance Sheets
                            As of November 30, 2012
----------------------------------------------------------------------------
                                   ASSETS

                                            November 30,       August 31,
                                                2012              2012
                                              -------           --------
Current Assets
Cash                                       $      236         $      379
                                              -------           --------

   Total Current Assets                           236                379
                                              -------           --------

LIABILITIES
Current Liabilities
Accrued Liabilities                             3,500              4,375
Payable to Affiliates                          32,032             29,532
                                              -------           --------

   Total Current Liabilities                   35,532             33,907
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,000,000 Shares Outstanding
       as of November 30, 2012 and
       August 31, 2012                          1,200             1,200
Additional Paid In Capital                        800               800
Deficit Accumulated During Development Stage  (37,296)          (35,527)
                                              -------           --------

   Total Shareholders' Equity                 (35,296)          (33,527)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $     236          $    379
                                              -------           --------





The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
            Unaudited Interim Condensed Statements of Operations
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                   Three Months     Three Months  (inception)
                                      Ended             Ended       Through
                                    November 30,    November 30, November 30,
                                        2012             2011         2012
                                       ------           ------       ------
Income:
   Operating Revenues               $       0        $       0    $       0
                                       ------           ------       ------

Total Income                                0                0            0
                                       ------           ------       ------

Expenses:
   General & Administrative             1,768            1,882       37,296
                                       ------           ------       ------

Total Expenses                          1,768            1,882       37,296
                                       ------           ------       ------

Provision for Income Taxes                  0                0            0
                                       ------           ------       ------

Net Income (Loss)                   $  (1,768)       $  (1,882)   $  (37,296)
                                       ------           ------       ------






Net Loss per Common Share -
    Basic and Diluted               $   (0.00)       $  (0.00)

Weighted Average Number of
   Shares Outstanding -
    Basic and Diluted	              12,000,000      12,000,000











The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)
              Unaudited Interim Condensed Statements of Cash Flows
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                   Three Months     Three Months  (inception)
                                      Ended             Ended       Through
                                    November 30,    November 30, November 30,
                                        2012             2011         2012
                                       ------           ------       ------
Operating Activities:
  Net Income (Loss)                 $   (1,768)     $   (1,882)  $  (37,296)

Adjustments to reconcile net loss
     to net cash flow provided by
     (used in) operating activities:

Changes in operating liabilities:
  Increase (decrease) in
     Accrued Payables                    (875)          (1,375)       3,500

Net Cash Provided By (Used In)
  Operating Activities                 (2,643)          (3,257)     (33,796)

Cash Flows from Financing Activities:
  Advances from Affiliate               2,500            3,632       32,032
  Proceeds from Sale of Common Stock        0                0        2,000

Net Cash Flows Provided by
  Financing Activities                  2,500            3,632       34,032

Net Increase (Decrease) in Cash          (143)             375          236

Cash - Beginning of Period                379              157            0

Cash - End of Period              $     236        $       532   $      236


Supplemental Disclosure of Cash Flow Information:
  Cash Paid For:
    Interest                      $       -        $        -	   $          -
    Income Taxes                  $       -        $        -	   $          -










The accompanying notes are an integral part of these financial statements.

                            Essense Water, Inc.
                       (A Development-Stage Company)
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From Inception (January 29, 2009) Through November 30, 2012
-----------------------------------------------------------------------------

                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------

BALANCE, 1/29/2009             0 $     0    $     0         	$      0 $     0

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009     12,000,000   1,200        800                    2,000

Deficit - thru August 31, 2009                                (3,911) (3,911)
                        -----------------------------------------------------

BALANCE, 8/31/2009	    12,000,000 $ 1,200    $   800         $ (3,911)$(1,911)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2010                                     (9,117) (9,117)
                        -----------------------------------------------------

BALANCE, 8/31/2010	    12,000,000  $ 1,200   $   800        $(13,027)$(11,027)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2011                                   (11,818) (11,818)
                        -----------------------------------------------------

BALANCE, 8/31/2011	    12,000,000  $ 1,200   $   800        $(24,845)$(22,845)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2012                                   (10,682) (10,682)
                        -----------------------------------------------------

BALANCE, 8/31/2012    12,000,000  $ 1,200   $   800        $(35,527)$(33,527)
                        -----------------------------------------------------

Deficit - Three Months
    Ended November 30, 2012	                                  (1,768)  (1,768)
                        -----------------------------------------------------

BALANCE, 11/30/2012	   12,000,000  $ 1,200   $   800        $(37,296)$(35,296)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended November 30, 2012 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $1,768 for the three months ended November 30, 2012. Our expenses during the period consisted of $1,750 in accounting services and $18 for miscellaneous expenses. For the same period in the prior year, expenses totaled $1,882, consisting of $1,750 in accounting services and $132 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through November 30, 2012 totals $37,296.

Since our most recent fiscal year end of August 31, 2012, our cash balance decreased from a balance of $379 to $236. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are down from $4,375 at year end to $3,500 at present due to the more expensive year-end "audit" reflected at the August 31 year-end date versus the less expensive accounting "review" done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $29,532 at year end to a present balance of $32,032 as the founder continues to provide cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(33,527) at year end to $(35,296) as of November 30, 2012.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

In June 2012, the Company received approval from the Securities and Exchange Commission for its Form S-1 Offering of shares to be sold by the Company and certain Selling Shareholders. The Offering calls for the sale of up to eight million (8,000,000) shares by the Company on a "best efforts" basis and up to 1,260,000 shares by the Selling Shareholders. All sales will be at $0.025 per share. The Company will receive $200,000 in total proceeds if all its shares being offered are sold. Proceeds from the sale of shares by the Selling Shareholders will be retained by those shareholders.

The following table provides selected financial data about our Company for the period ended November 30, 2012.

                      Balance Sheet Data:         11/30/12
                      -------------------         --------
                      Cash                        $     236
                      Total Assets                $     236
                      Total Liabilities           $  35,532
                      Shareholders' Equity        $ (35,296)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2012 was $236. In order to achieve and meet the objectives of our business plan, we will require additional funding which at present is focused in the Company's efforts to sell shares pursuant to its Form S-1 Offering.

The Company received approval in late June from the U.S. Securities and Exchange Commission on its Form S-1 offering of shares to raise capital in an amount up to $200,000 through the sale of its common stock. This Form S-1 Registration Statement became effective on June 28, 2012.

To date, the Company has not sold any shares of its common stock pursuant to the Offering, but continues to advance such efforts.

Until such time as the Company is successful in raising funds through its above-referenced Form S-1 stock offering, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of November 30, 2012 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $32,032. These funds are payable upon demand and bear no interest.

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





See table on following page.

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
                                      ======  =======    =======    =======

(1) The Company intends to reimburse its founder from the proceeds for an amount up to $20,000 as partial reimbursement for amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of November 30, 2012, this amount totals $32,032.

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

As of November 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

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

January 9, 2013         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)