Form 10-Q
period 2013-02-28
Essense Water, Inc.
filed 2013-04-18
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,130,000 shares as of April 12, 2013.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 28, 2013 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                          As of February 28, 2013


                                    ASSETS

                                               February 28,        August 31,
                                                     2013              2012
Current Assets
Cash                                             $    343          $    379
                                                      ---               ---

   Total Current Assets                               343               379
                                                    =====               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,875             4,375
Payable to Affiliates                              32,203            29,532
                                                   ------             -----

   Total Current Liabilities                       35,078            33,907
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,130,000 at Feb 28, 2013 and 12,000,000
Shares Outstanding at Aug 31, 2012                  1,213             1,200
Additional Paid In Capital                          4,037               800
Deficit Accumulated During Development Stage      (39,984)          (35,527)
                                                   ------            ------

   Total Shareholders' Equity                     (34,734)          (33,527)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $    343          $    379
                                                    =====               ===





  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations


                                                                   Inception
                                  Three    Three      Six     Six   (January
                                 Months   Months   Months   Months  29,2009)
                                  Ended    Ended    Ended    Ended   Through
                               February February February February  February
                                28,2013  29,2012  28,2013  29,2012   28,2013
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       2,689    2,375    4,457    4,507    39,985
                                  -----    -----    -----    -----    ------

Total Expenses                    2,689    2,375    4,457    4,507    39,985
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(2,689) $(2,375) $(4,457) $(4,507) $(39,985)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,007,222 12,000,000 12,003,591 12,000,000
                             ========== ========== ========== ==========









  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                      Six Months  Six Months      (Inception)
                                           Ended       Ended         Through
                                        February    February        February
                                         28,2013     29,2012         28,2013
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (4,457)  $  (4,507)      $(39,985)
   Net Change in Accrued Liabilities         (829)     (1,618)         2,875
                                              ---         ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (5,286)     (6,125)       (37,110)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                  5,000       7,900         32,203
   Repayment to Affiliates                 (3,000)          0              0
   Proceeds from Sale of Common Stock       3,250           0          5,250
                                            -----           -          -----

Net Cash Flows Provided by
   Financing Activities                     5,250       7,900         37,453
                                            -----       -----         ------

Net Increase (Decrease) in Cash               (36)      1,775            343
                                              ---       -----            ---

Cash - Beginning of Period                    379         157              0

Cash - End of Period                     $    343    $  1,932       $    343
                                            =====         ===          =====

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -











  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through February 28, 2013

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------
BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------
Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------

BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------
Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------

BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------

BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2012                                         (10,682) (10,682)
----------------------------------------------------------------------------

BALANCE, 8/31/2012   12,000,000 $ 1,200        $   800     $(35,527)$(33,527)
----------------------------------------------------------------------------
Sale of Common Shares
  for Cash on
  February 24, 2013     130,000      13          3,237            0    3,250

Deficit - Six Months
    Ended
    February 28, 2013                                        (4,457)  (4,457)
----------------------------------------------------------------------------

BALANCE, 2/28/2013   12,130,000 $ 1,213        $ 4,037     $(39,984)$(34,734)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended February 28, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2013:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,130,000 and 12,000,000 shares issued and outstanding as of February 28, 2013 and August 31, 2012, respectively.

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

On February 24, 2013, the Company issued 130,000 shares of common stock for cash at $0.025 per share for total proceeds of $3,250.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of February 28, 2013 and August 31, 2012, the amounts owing the sole officer and director were $32,203 and $29,532, respectively. These amounts are payable on demand and are non-interest bearing.

The Company's sole officer and director receives and is owed no salary.

NOTE 5 - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $2,689 for the three months ended February 28, 2013. Our expenses during the same period consisted of $2,000 in accounting services and $689 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,375, consisting of $1,750 in accounting services and $625 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through February 28, 2013 totals $39,985.

Since our most recent fiscal year end of August 31, 2012, our cash balance decreased from a balance of $379 to $343. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are down from $4,375 at year end to $2,875 at present due to the more expensive year-end "audit" reflected at the August 31 year-end date versus the less expensive accounting "review" done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $29,532 at year end to a present balance of $32,203 as the founder continues to provide cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(33,527) at year end to $(34,735) as of February 28, 2013.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company. During February, 2013, the Company sold a total of 130,000 shares of common stock at $0.025 per share for total proceeds of $3,250.

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

The following table provides selected financial data about our Company for the period ended February 28, 2013.

                      Balance Sheet Data:          2/28/13
                      -------------------         --------
                      Cash                        $     343
                      Total Assets                $     343
                      Total Liabilities           $  35,078
                      Shareholders' Equity        $ (34,735)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2013 was $343. In order to achieve and meet the objectives of our business plan, we will require additional funding which at present is focused in the Company's efforts to sell shares pursuant to its Form S-1 Offering.

The Company received approval in June, 2012 from the U.S. Securities and Exchange Commission on its Form S-1 offering of shares to raise capital in an amount up to $200,000 through the sale of its common stock. This Form S-1 Registration Statement became effective on June 28, 2012.

To date, the Company has raised a total of $3,250 in proceeds from this Offering, and continues to advance such efforts to raise additional funds.

Until such time as the Company is successful in raising additional funds through its above-referenced Form S-1 stock offering, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2013 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $32,203. These funds are payable upon demand and bear no interest.

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
                                      ======  =======    =======    =======

(1) The Company intends to reimburse its founder from the proceeds for an amount up to $20,000 as partial reimbursement for amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of February 28, 2013, this amount totals $32,203.

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

As of February 28, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2013.

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

April 12, 2013         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

Exhibit 31.1

CEO SECTION 302 CERTIFICATION

                                  CERTIFICATION

I, Kevin Nichols, certify that:

1. I have reviewed this report on Form 10-Q of Essense Water, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of

   - a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant is made known to me particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 12, 2013


/s/ Kevin Nichols
-----------------
    Kevin Nichols
    Chief Executive Officer

Exhibit 31.2

CFO SECTION 302 CERTIFICATION

                                  CERTIFICATION

I, Kevin Nichols, certify that:

1. I have reviewed this report on Form 10-Q of Essense Water, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of

   - a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant is made known to me particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 12, 2013


/s/ Kevin Nichols
-----------------
    Kevin Nichols
    Chief Financial Officer

Exhibit 32

CEO & CFO SECTION 906 CERTIFICATION


       CERTIFICATION OF CHIEF EXECTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Essense Water, Inc. (the "Company") on Form 10-Q for the period ending February 28, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Nichols, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of April, 2013.


/s/ Kevin Nichols
-----------------
    Kevin Nichols
    Chief Executive Officer and Chief Financial Officer