Form 10-Q
period 2013-05-31
Essense Water, Inc.
filed 2013-07-23
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of July 18, 2013.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2013 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                              As of May 31, 2013

                                    ASSETS

                                                   May 31,        August 31,
                                                     2013              2012
Current Assets
Cash                                             $     75          $    379
                                                      ---               ---

   Total Current Assets                                75               379
                                                      ---               ---

TOTAL ASSETS                                     $     75          $    379
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,875             4,375
Payable to Affiliates                              30,981            29,532
                                                   ------             -----

   Total Current Liabilities                       33,856            33,907
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,260,000 and 12,000,000 Shares
      Outstanding at May 31, 2013
      and August 31, 2012, Respectively             1,226             1,200
Additional Paid In Capital                          7,274               800
Deficit Accumulated During Development Stage      (42,281)          (35,527)
                                                   ------            ------

   Total Shareholders' Equity                     (33,781)          (33,527)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $     75          $    379
                                                      ===               ===


  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations

                                                                   Inception
                                  Three    Three     Nine    Nine   (January
                                 Months   Months   Months   Months  29,2009)
                                  Ended    Ended    Ended    Ended   Through
                                    May      May      May      May       May
                                31,2013  31,2012  31,2013  31,2012   31,2013
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       2,296    2,392    6,752    6,899    42,281
                                  -----    -----    -----    -----    ------

Total Expenses                    2,296    2,392    6,752    6,899    42,281
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(2,296) $(2,392) $(6,752) $(6,899) $(42,281)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,000,000 12,000,000 12,000,000 12,000,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                     Nine Months Nine Months      (Inception)
                                           Ended       Ended         Through
                                            May         May             May
                                         31,2013     31,2012         31,2013
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (6,752)  $  (6,899)      $(42,281)
   Net Change in Accrued Liabilities       (1,500)     (1,750)         2,875
                                              ---         ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (8,252)     (8,649)       (39,406)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                  1,449       8,627         30,981
   Proceeds from Sale of Common Stock       6,500           0          8,500
                                                -           -          -----

Net Cash Flows Provided by
   Financing Activities                     7,949       8,627         39,481
                                            -----       -----         ------

Net Increase (Decrease) in Cash              (303)        (22)            75
                                              ---       -----            ---

Cash - Beginning of Period                    379         157              0

Cash - End of Period                     $     75    $    135       $     75


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -












  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through May 31, 2013

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------
BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------
Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------
BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------

Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------
BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------

Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------
BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------

Deficit - thru
    August 31, 2012                                         (10,682) (10,682)
----------------------------------------------------------------------------
BALANCE, 8/31/2012   12,000,000 $ 1,200        $   800     $(35,527)$(33,527)
----------------------------------------------------------------------------
Sale of Common Shares
  For Cash on
  Various Dates         260,000 $    26        $ 6,474                 6,500

Deficit - Nine Months
    Ended
    May 31, 2013                                             (6,752)  (6,752)
----------------------------------------------------------------------------
BALANCE, 5/31/2013   12,260,000 $ 1,226        $ 7,274     $(42,281)$(33,781)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2013 , and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2012 audited financial statements. The results of operations for the period ended May 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2013:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,260,000 and 12,000,000 shares issued and outstanding as of May 31, 2013 and August 31, 2012, respectively.

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

On February 24, 2013, the Company issued 130,000 shares of common stock for cash at $0.025 per share for total proceeds of $3,250.

On March 19, 2013, the Company issued 130,000 shares of common stock for cash at $0.025 per share for total proceeds of $3,250.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of May 31, 2013 and August 31, 2012, the amounts owing the sole officer and director were $30,981 and $29,532, respectively. These amounts are payable on demand and are non-interest bearing.

The Company's sole officer and director receives and is owed no salary.

NOTE 5 - SUBSEQUENT EVENTS

On June 27, 2013, the Company issued 140,000 shares of common stock for cash at $0.025 per share for total proceeds of $3,500.

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events, other than the sale and issuance of common stock previously mentioned, that need to be disclosed.

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

We incurred operating expenses of $2,296 for the three months ended May 31, 2013. Our expenses during the same period consisted of $1,750 in accounting services and $689 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,392, consisting of $1,750 in accounting services and $642 in miscellaneous expenses.

Operating expenses for the nine months ended May 31, 2013 totaled $6,752. These consisted of $5,500 for accounting services and $1,252 in miscellaneous expenses. For the same nine month period in the prior year, total operating expenses were $6,899, consisting of $5,250 in accounting services and $1,649 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through May 31, 2013 totals $42,281.

Since our most recent fiscal year end of August 31, 2012, our cash balance decreased from a balance of $379 to $75. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are down from $4,375 at year end to $2,875 at present due to the more expensive year-end "audit" reflected at the August 31 year-end date versus the less expensive accounting "review" done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder and proceeds from the sale of the Company's common stock. The balance of Payable to Affiliates has increased from $29,532 at year end to a present balance of $30,981 as the founder continues to provide cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(33,527) at year end to $(33,781) as of May 31, 2013.

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

During February, 2013, the Company sold a total of 130,000 shares of common stock at $0.025 per share for total proceeds of $3,250. During March, 2013, the Company sold a total of 130,000 shares of its common stock at $0.025 per share for total proceeds of $3,250. During June, the Company sold a total of 140,000 shares of its common stock at $0.025 per share for total proceeds of $3,500.

The Company's Form S-1 Offering ended on June 28, 2013. Total proceeds of $10,000 were received from the sale of shares pursuant to the Offering.

The following table provides selected financial data about our Company for the period ended May 31, 2013.

                      Balance Sheet Data:          5/31/13
                      -------------------         --------
                      Cash                        $      75
                      Total Assets                $      75
                      Total Liabilities           $  33,856
                      Shareholders' Equity        $ (33,781)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2013 was $75. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company raised only $6,500 in additional funding from the sale of shares pursuant to its Form S-1 Offering, which ended on June 28, 2013.

Until such time as the Company is successful in raising additional funds, it will continue to survive on and utilize the limited funds received under the S-1` Offering and funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2013 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $30,981. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Seek additional funding of capital. The Company's Form S-1 Offering of shares ended on June 28, 2013. The Company raised only $10,000 from the Offering. Additional funding is still required for the Company to fully achieve its goals.

The Company's plans of operations (set forth below) will be slowed and possibly delayed while the Company focuses its efforts on raising the additional capital that it requires.

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

As of May 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

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

July 18, 2013         Essense Water, Inc.

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

Date: July 18, 2013


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

Date: July 18, 2013


/s/ Kevin Nichols
-----------------
    Kevin Nichols
    Chief Financial Officer

Exhibit 32

CEO & CFO SECTION 906 CERTIFICATION


       CERTIFICATION OF CHIEF EXECTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Essense Water, Inc. (the "Company") on Form 10-Q for the period ending May 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Nichols, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 18th day of July, 2013.


/s/ Kevin Nichols
-----------------
    Kevin Nichols
    Chief Executive Officer and Chief Financial Officer