Form 10-K
period 2013-08-31
Essense Water, Inc.
filed 2013-12-16
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer   [ ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of December 13, 2013 the registrant had 12,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of December 13, 2013.

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

The Company has been formulating and developing its beverage product(s). In doing so, we are developing the product ourselves, determining the proper formulation(s), and then plan to seek third-party(s) to do the actual preparation and bottling of the actual product(s) based on those internally-derived formula(s). Once the Company has sufficient working capital, finalized the formulation of its product(s), designed its labeling, and selected the form of container to use, it will seek to have it bottled through a third-party since the cost for a production/bottling facility is cost prohibitive at this early point. We intend to market and sell our products ourselves through a network of natural, gourmet, and independent distributors, as well as through our own web-site which we have yet to develop. Our intent is focus on the smaller, local market area before any expansion will be targeted.

GENERAL INFORMATION

Industry Overview

Our beverage is targeted to fall within the New Age/Functional Beverage category, which we believe to be growing rapidly. The consumer has fast become aware of the health risks of too much sugar, and the many studies evidencing the athletic performance benefits of proper hydration plus a variety of new beverages/serving sizes and selections with the choice of various added ingredients are, we believe, fueling robust sales in this beverage category. Industry analysts forecast the Functional Beverage market to grow to over $800 million in 2010, up from $168 million in 2004.

Our Product

The Company's product(s) will use pure water as the basic ingredient. In making it "better for you than just plain water," the Company will be adding other things to it, such as electrolytes and vitamins, and keep all ingredients "natural" (and possibly "organic") to add what may be real or perceived benefits to the consumer. The Company has no intention to make any claims as to any health, medical, or therapeutic benefits that may be derived from our product. The product will be flavored and possibly colored, with both of these attributes added through the use of natural ingredients rather than artificial means. It will also be sweetened naturally, most likely by using stevia extract. This natural sweetener is very low to no calorie. The product(s) will not be carbonated or contain any added "energy" enhancers or stimulants such as caffeine.

The development and formulation of our product(s) will be done "in-house" rather than using a third-party to do so. At present, the Company has actively used private taste-testing and samplings to finalize its drink offering(s). This process of development has been be done by management and the subsequent taste-tests have, to date, been accomplished by utilizing various family members and close friends (who are and will not be paid for their services). The Company has yet to do blind taste tests to compare their product with competing existing product, but plan to do so before ultimately selecting their product(s). While the founder's personal kitchen is certainly not a true development or testing facility in nature, sterile clean vessels have been used to avoid contaminations or any tainting of the test product(s) and relatively precise means for specific formulation have been utilized, such as various weight and volume measuring devices.

After our initial formulation(s) have been completed, the Company will meet with potential bottlers and possibly other professionals, as may be required, to determine the safety and efficacy of the proposed ingredients and that the end product and related formula(s) will be able to be satisfactorily produced on a larger scale.

Expected to be offered in single serving size, somewhere from 12 to 32 ounces, our product will likely be made available as singles, four- or six-packs, and possibly 24-container cases. The packaging, whether to use plastic, glass, or other means, has not yet been decided.

Manufacture of Our Products

Once our formula(s) have been developed, the Company intends to contract with third-party(s) to actually commercially produce and bottle the beverage for us. These third party bottlers will assemble our products and charge us a fee, generally by the case, for the products they produce. The Company has no contracts with any third party bottlers at this time.

We intend to follow a "fill as needed" manufacturing model to the best of our ability, thus reducing the need for carrying large inventories and storage of product.

Substantially all of the raw materials that will be used in the preparation, bottling, and packaging of our products will be purchased by us based on the final formula and design of our product. As a general policy, we will pick ingredients in the development of our product that will have multiple suppliers and are fairly common ingredients. This will provide a level of protection against a major supply constriction or calamity.

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

Our Primary Markets

The Company is targeting a niche in the soft drink industry known as New Age/Functional beverages. The soft drink industry generally characterizes New Age Beverages as being made more naturally, with upscale packaging, and often creating and utilizing new and unique flavors and flavor combinations, as well as added ingredients.

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

The Company intends to approach supermarkets and prominent local grocers, but this market will be considerably harder to break into. The demand for their limited shelf space is quite high, thus bringing our limited product to these stores may prove difficult.

We will also attempt to market our beverage product to local bars and restaurants and possibly consider placing our beverage product in local stadiums, sports venues, concert halls, theatres, and other cultural centers as part of our marketing plan.

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

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. The Company's product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded advertising and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than the Company will.

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

We believe we will be able to develop and successfully introduce our innovative beverage recipe(s). Our use of premium natural ingredients and attractive packaging will provide us with a competitive advantage and be keys to our success.

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

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

During the prior year, the Company filed for a trademark on the name "Essence Water." This process is a lengthy one which can only be finalized and completed once the actual product has been produced and is available for sale.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $250 in funds for research and development costs incurred by our founder since inception. These have been for various waters, flavorings, and potential additives such as electrolytes, sweeteners, and vitamins.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have only recently and minimally have started our proposed business activities. The Company has not realized any revenue and does not expect to for several months. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $46,018 from inception to August 31, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2013.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available.

As of August 31, 2013, there were forty-three (43) shareholders of record holding a total of 12,400,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

We incurred operating expenses of $10,490 for the year ended August 31, 2013, which are consistent with the expenses of $10,682 for the prior year. These expenses consisted primarily of the costs of accounting services for quarterly reviews and the annual audit, and a lesser amount for general operating expenses incurred in connection with our corporate start-up product development/testing, and the preparation and filing of our ongoing periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2013 was $46,018.

In May, 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or approximately $.00017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

In June, 2012 the Company received approval from the SEC to begin selling common shares by way of an S-1 Offering. The Company sold a total of 400,000 of its common shares through this Offering, which ended at the end of June 2013, for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended August 31, 2013.

                     Balance Sheet Data:            8/31/13
                     -------------------            -------
                     Cash                          $  1,819
                     Total Assets                  $  1,819
                     Total Liabilities             $ 35,838
                     Shareholders' Equity          $(34,018)

Our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2013 was $1,819 compared to a cash balance of $379 at August 31, 2012. The increase is due to having funds remaining that were received from the Company's Form S-1 stock offering during the current year.

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

The Company believes that it will be able to ultimately achieve operating cash flows from the sale of its product, but until such time, we must rely on our ability to raise cash from sources other than operations, namely continued advances by our sole officer and director, Kevin Nichols, or future stock offerings and/or private equity placements and/or debt.

We will need additional capital in the form of private equity, debt, or some combination thereof in order to more fully complete the "optimal" level with our business plan. The Company's Form S-1 Stock offering effort, which took place during this past year, placed an additional burden on Mr. Nichols' time and took him away from his focus on product development and moving the Company closer to operating status.

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Seek additional funding of capital. The Company had expected to begin testing and formulation of its product once it achieved some success in funding from its S-1 Offering. Unfortunately, the stock offering met with only limited success and the Company has not been able to begin much beyond its product formulation(s) in its moving towards the more complete implementation of its business plan. This will most likely be the continuing situation until such time as additional capital is raised.

2. Finalizing the formulation of its drink product will be of foremost importance in these early stages of the Company's business cycle. As stated earlier, the drink will be formulated with added ingredients with the idea of making it better for you plain water. The Company is endeavoring at present to develop and finalize about three basic formulas rather than several formulas, and then offer those few basic flavors for its product roll-out. At present, the Company is still actively pursuing its product development, testing/working with various fruit, citrus, and berry flavors, sweeteners, and other additives to come up with its initial drink formulations.

3. Once the drink formulas have been developed and decided upon, and the product formulations derived, the Company will begin working simultaneously on several other key areas in the furtherance of its business plan. In no particular order, these areas of development include the following:

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

The following table sets forth uses of various levels of proceeds that it will be seeking to raise as additional capital, with the maximum level expected to be $200,000. Assuming the Company is able to raise 10%, 25%, 50%, 75%, and 100% of this total level of capital, the following shows the various levels of uses of that capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for the fiscal years ended August 31, 2013 and 2012, and the Auditors' Report thereon immediately follow.

                               ESSENSE WATER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2013           2012
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $  1,819      $    379
                                                    --------      --------
TOTAL CURRENT ASSETS                                   1,819           379
                                                    --------      --------

      TOTAL ASSETS                                  $  1,819      $    379
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  4,625      $  4,375
  Payable to Affiliates                               31,213        29,532
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             35,838        33,907
                                                    --------      --------

      TOTAL LIABILITIES                               35,838        33,907
                                                    --------      --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,400,000 and
   12,000,000 shares issued and
   outstanding as of August 31,
   2013 and 2012, respectively)                        1,240         1,200
  Additional paid-in capital                          10,760           800
  Deficit accumulated during development stage       (46,018)      (35,527)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (34,019)      (33,527)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  1,819      $    379
                                                    ========      ========






The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Operations
-----------------------------------------------------------------------------

                                                                  January 29
                                                                    2009
                                                                 (inception)
                                   Year Ended      Year Ended      through
                                   August 31,      August 31,     August 31,
                                     2013            2013            2013
                                   ----------      ----------     ----------
Income:
  Operating Revenues               $        0      $        0     $        0
                                   ----------      ----------     ----------
TOTAL REVENUES                              0               0              0

Expenses:
  General and Administrative           10,490          10,682         46,018
                                   ----------      ----------     ----------
Total Expenses                         10,490          10,682         46,018

Provision for Income Taxes                 --              --             --
                                   ----------      ----------     ----------

NET INCOME (LOSS)                  $  (10,490)     $  (10,682)    $  (46,018)
                                   ==========      ==========     ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,400,000      12,000,000
                                   ==========      ==========



















  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2013
-----------------------------------------------------------------------------
                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------
BALANCE,
  JANUARY 29, 2009            --   $   --     $    --    $       --  $    --
                      ==========   =======    =======    =========  ========
Stock issued for cash
  on May 29, 2009
  $0.00017 per share  12,000,000    1,200         800                  2,000
Net loss,
  August 31, 2009                                           (3,911)   (3,911)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2009     12,000,000   $ 1,200    $   800    $  (3,911) $ (1,911)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2010                                             (9,117)   (9,117)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2010     12,000,000   $ 1,200    $   800    $ (13,027) $(11,027)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2011                                            (11,818)  (11,818)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2011     12,000,000   $ 1,200    $   800    $ (24,845) $(22,845)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2012                                            (10,682)  (10,682)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2012     12,000,000   $ 1,200    $   800    $ (35,527) $(33,527)
                      ==========   =======    =======    =========  ========
Stock issued for cash
  on various dates at
  $0.025 per share       400,000        40      9,960                 10,000
Net loss,
August 31, 2012                                            (10,490)  (10,490)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2012     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                      ==========   =======    =======    =========  ========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                                                  (inception)
                                         Year ended  Year Ended      through
                                          August 31,  August 31,   August 31,
                                            2013        2012         2013
                                         ----------  ----------   -----------

OPERATING ACTIVITIES
  Net income (loss)                      $ (10,490)  $ (10,682)   $ (46,018)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:

  Changes in operating liabilities:
    Increase (decrease) in
      Accrued Payables                         250           0       4,625
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     (10,240)    (10,682)    (41,393)

FINANCING ACTIVITIES
  Issuance of Common Stock                  10,000          --      12,000
  Advances/Loans from Affiliates             1,681      10,905      31,213
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      11,681      10,905      43,213
                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH              1,441         223       1,819

CASH AT BEGINNING OF PERIOD                    379         157          --
                                           --------    --------    --------

CASH AT END OF PERIOD                    $   1,819    $    379    $  1,819
                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --    $     --
                                           ========    ========    ========

  Income Taxes                             $    --     $     --    $     --
                                           ========    ========    ========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                               August 31, 2013
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. The Company is a development-stage company, established to develop, produce, and market a water-based consumer beverage. It has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2013 and 2012, the Company had 12,400,000 and 12,000,000 shares of its common stock issued and outstanding, respectively

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's activities to date have been supported by equity financing by its founder. It has sustained losses in all reporting periods, with an inception to date loss of $46,018 as of August 31, 2013. Management is presently providing the required working capital to the Company to facilitate and pursue its business plan.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2013 and 2012, the amounts owing the sole officer and director were $31,213 and $29,532, respectively. These amounts are payable on demand and are non-interest bearing.

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

During the year ended August 31, 2011, the Company paid a total of $1,000 to its legal counsel, Mr. Jeffrey Nichols, who is the brother of Kevin Nichols. During the years ended August 31, 2013 and 2012, there was $0 paid to Jeff Nichols.

NOTE 6. INCOME TAXES

                                                        As of August 31,

                                                         2013       2012
                                                        ------     ------
     Deferred tax assets:
       Net operating tax carryforwards                $ 46,018   $ 35,527
       Other                                                 0          0
                                                        ------     ------

       Gross deferred tax assets                        46,018     35,527
       Valuation allowance                             (46,018)   (35,527)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2013, the Company has a net operating loss carryforward of approximately $46,018. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 and 12,000,000 shares issued and outstanding as of August 31, 2013 and 2012, respectively.

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

During the year ended August 31, 2013, the Company issued a total of 400,000 shares of common stock to various investors for cash at $0.025 per share for total proceeds of $10,000.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued, and determined there are no other subsequent events to be reported.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Essense Water, Inc.
(A Development Stage Company)
We have audited the accompanying balance sheets of Essense Water, Inc. (A Development Stage Company) as of August 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended August 31, 2013 and from inception on January 29, 2009 through August 31, 2013. Essense Water, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essense Water, Inc. (A Development Stage Company) as of August 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended August 31, 2013 and from inception on January 29, 2009 through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
December 13, 2013

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2014.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of Essense, whose one year terms will expire January 31, 2014, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          54    President,         1/29/2009          1/31/2014
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

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past twelve years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, SAT, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. Both of these companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities.

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

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2013      0     0       0      0         0         0       0      0
President,2012      0     0       0      0         0         0       0      0
CEO & CFO 2011      0     0       0      0         0         0       0      0
          2010      0     0       0      0         0         0       0      0
          2009      0     0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Essense voting securities by officers, directors, and major shareholders as well as those who own beneficially more than five percent of our common stock:

          Name of                        No. of            Percentage
     Beneficial Owner (1)                Shares           of Ownership:
     --------------------                ------           -------------

     Kevin Nichols                       11,740,000             95%

     All Officers and
     Directors as a Group                11,740,000             95%
----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2009, Kevin Nichols purchased 12,000,000 shares of the Company's common stock at $0.00017 per share. In December, 2010, Kevin Nichols gifted a total of 260,000 shares of his common stock to thirty-two (32) family members and friends, leaving him with 11,740,000 shares at present.

All of Kevin Nichols' shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,000, for tax services were $0, and for other services were $0 during the year ended August 31, 2013.

For the year ended August 31, 2012, the total fees charged to the Company for audit services were $9,000, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on December 13, 2013.

Essense Water, Inc., Registrant

/s/ Kevin Nichols                                          December 13, 2013
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)