Form 10-Q
period 2014-02-28
Essense Water, Inc.
filed 2014-04-15
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of April 1, 2014.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 28, 2014 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                          As of February 28, 2014


                                    ASSETS

                                               February 28,        August 31,
                                                     2014              2013
Current Assets
Cash                                             $    105          $  1,819
                                                      ---             -----

   Total Current Assets                               105             1,819
                                                    =====             =====

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,625             4,625
Payable to Affiliates                              35,773            31,213
                                                   ------             -----

   Total Current Liabilities                       38,398            35,838
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 Shares Outstanding at
      February 28, 2014 and
      Aug 31, 2013                                  1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage      (50,293)          (46,018)
                                                   ------            ------

   Total Shareholders' Equity                     (38,293)          (34,019)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $    105          $  1,819
                                                    =====             =====




  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations

                                                                   Inception
                                  Three    Three      Six     Six   (January
                                 Months   Months   Months   Months  29,2009)
                                  Ended    Ended    Ended    Ended   Through
                               February February February February  February
                                28,2014  28,2013  28,2014  28,2013   28,2014
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       2,368    2,689    4,274    4,457    50,293
                                  -----    -----    -----    -----    ------

Total Expenses                    2,368    2,689    4,274    4,457    50,293
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(2,368) $(2,689) $(4,274) $(4,457) $(50,293)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,007,222 12,400,000 12,003,591
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                      Six Months  Six Months      (Inception)
                                           Ended       Ended         Through
                                        February    February        February
                                         28,2014     28,2013         28,2014
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (4,274)  $  (4,457)      $(50,293)
   Net Change in Accrued Liabilities       (2,000)       (829)         2,625
                                            -----         ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (6,274)     (5,286)       (47,668)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                  4,560       5,000         35,773
   Repayment to Affiliates                      0      (3,000)             0
   Proceeds from Sale of Common Stock           0       3,250         12,000
                                            -----       -----          -----

Net Cash Flows Provided by
   Financing Activities                     4,560       5,250         47,773
                                            -----       -----         ------

Net Increase (Decrease) in Cash            (1,716)        (36)           105
                                            -----       -----            ---

Cash - Beginning of Period                  1,819         379              0

Cash - End of Period                     $    105    $    343       $    105
                                            =====         ===          =====

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -











  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through February 28, 2014

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------
BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------
Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------
BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------
Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------
BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------
BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2012                                         (10,682) (10,682)
----------------------------------------------------------------------------
BALANCE, 8/31/2012   12,000,000 $ 1,200        $   800     $(35,527)$(33,527)
----------------------------------------------------------------------------
Stock sold/issued for cash
  on various dates at $0.025
  per share             400,000      40          9,960            0   10,000

Deficit - Year Ended
    August 31, 2013                                         (10,490) (10,490)
----------------------------------------------------------------------------
BALANCE, 8/31/2013   12,400,000 $ 1,240        $10,760     $(46,018)$(34,018)
----------------------------------------------------------------------------
Deficit - Six Months
    Ended February 28, 2014                                  (4,274)  (4,274)
----------------------------------------------------------------------------

BALANCE, 2/28/2014   12,400,000 $ 1,240        $10,760     $(50,293)$(38,293)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements. The results of operations for the period ended February 28, 2014 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $2,368 for the three months ended February 28, 2014. Our expenses during the period consisted of $1,750 in accounting services and $618 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,689, consisting of $2,000 in accounting services and $689 in miscellaneous expenses.

We incurred operating expenses of $4,274 for the six months ended February 28, 2014. Our expenses during the period consisted of $3,500 in accounting services and $774 for miscellaneous expenses. For the same period in the prior year, expenses totaled $4,457, consisting of $3,750 in accounting services and $707 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through February 28, 2014 totals $50,293.

Since our most recent fiscal year end of August 31, 2013, our cash balance decreased from a balance of $1,819 to $105. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are down from $4,625 at year end to $2,625 at present due the lesser cost of the accounting "review" of our financial statements versus the cost of the yearend audit. This balance has subsequently been paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates at yearend of $31,213 at year end has increased to $35,773 at present. Another advance, made subsequent to last quarter end by the founder, allowed the Company to bring current the auditors for their yearend work. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to our continuing losses, Shareholders' Equity decreased from $(34,019) at year end to $(38,293) as of February 28, 2014.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During fiscal year 2013, the Company sold a total of 400,000 shares of its common stock through their S-1 offering at $0.025 per share and raised total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended February 28, 2014.

                      Balance Sheet Data:          2/28/14
                      -------------------         ---------
                      Cash                        $     105
                      Total Assets                $     105
                      Total Liabilities           $  38,938
                      Shareholders' Equity        $ (38,293)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2014 was $105. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company had planned on its Form S-1 Offering to provide sufficient capital to begin operations, but those efforts of last year raised only $10,000.

Until such time as the Company is successful in raising additional funds through further stock offerings, debt, or other means, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2014 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $35,773. These funds are payable upon demand and bear no interest.

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
                                      ======  =======    =======    =======

(1) The Company intends to reimburse its founder from the proceeds for an amount up to $20,000 as partial reimbursement for amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of February 28, 2014, this amount totals $35,773.

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

As of February 28, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2014.

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

April 1, 2014           Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)