Form 10-Q
period 2014-05-31
Essense Water, Inc.
filed 2014-07-18
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2014

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

                                  (509)995-2433
                     (Telephone number, including area code)

                             Mr. Jeffrey Nichols, Esq.
                                  811 6th Avenue
                               Lewiston, ID  83501
                                  (415)314-9088
                     (Name and Address of Agent for Service)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of July 14, 2014.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2014 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                              As of May 31, 2014

                                    ASSETS

                                                   May 31,        August 31,
                                                     2014              2013
Current Assets
Cash                                             $     12          $  1,819
                                                      ---               ---

   Total Current Assets                                12             1,819
                                                      ---               ---

TOTAL ASSETS                                     $     12          $  1,819
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 3,650             4,625
Payable to Affiliates                              36,573            31,213
                                                   ------             -----

   Total Current Liabilities                       40,223            35,838
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 Shares
      Outstanding at May 31, 2013
      and August 31, 2012                           1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage      (52,211)          (46,018)
                                                   ------            ------

   Total Shareholders' Equity                     (40,211)          (34,019)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $     12          $  1,819
                                                      ===               ===


  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations

                                                                   Inception
                                  Three    Three     Nine    Nine   (January
                                 Months   Months   Months   Months  29,2009)
                                  Ended    Ended    Ended    Ended   Through
                                    May      May      May      May       May
                                31,2014  31,2014  31,2014  31,2013   31,2014
                                -------  -------  -------  -------   -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0   $     0
                                      -        -        -        -         -

Total Income                          0        0        0        0         0
                                      -        -        -        -         -

Expenses:
   General & Administrative       1,918    2,296    6,192    6,752    52,211
                                  -----    -----    -----    -----    ------

Total Expenses                    1,918    2,296    6,192    6,752    52,211
                                  -----    -----    -----    -----    ------

Provision for Income Taxes            0        0        0        0         0
                                      -        -        -        -         -

Net Income (Loss)               $(1,918) $(2,296) $(6,192) $(6,752) $(52,211)
                                  =====    =====    =====    =====    ======




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,000,000 12,400,000 12,000,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                                             January 29, 2009
                                     Nine Months Nine Months      (Inception)
                                           Ended       Ended         Through
                                            May         May             May
                                         31,2014     31,2013         31,2014
                                         -------     -------         -------

Cash Flows from Operating Activities:
   Net Loss                             $  (6,192)  $  (6,752)      $(52,211)
   Net Change in Accrued Liabilities         (975)     (1,500)         3,650
                                              ---         ---          -----

Net Cash Provided By
   (Used In) Operating Activities          (7,167)     (8,252)       (48,561)
                                            -----       -----         ------

Cash Flows from Financing Activities:
   Advances from Affiliate                  5,360       1,449         36,573
   Proceeds from Sale of Common Stock           0       6,500         12,000
                                                -           -          -----

Net Cash Flows Provided by
   Financing Activities                     5,360       7,949         48,573
                                            -----       -----         ------

Net Increase (Decrease) in Cash            (1,807)       (303)            12
                                              ---       -----            ---

Cash - Beginning of Period                  1,819         379              0

Cash - End of Period                     $     12    $     75       $     12


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -       $      -
      Income Taxes                       $      -    $      -       $      -












  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through May 31, 2014

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------
BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------
Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------
BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------
Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------
BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------
BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2012                                         (10,682) (10,682)
----------------------------------------------------------------------------
BALANCE, 8/31/2012   12,000,000 $ 1,200        $   800     $(35,527)$(33,527)
----------------------------------------------------------------------------
Sale of Common Shares
  For Cash on
  Various Dates         400,000 $    40        $ 9,960                10,000

Deficit - thru
    August 31, 2013                                         (10,490) (10,490)
----------------------------------------------------------------------------
BALANCE, 8/31/2013   12,400,000 $ 1,240        $10,760     $(46,018)$(34,018)
----------------------------------------------------------------------------
Deficit - thru
    May 31, 2013                                             (6,192)  (6,192)
----------------------------------------------------------------------------
BALANCE, 8/31/2014   12,400,000 $ 1,240        $10,760     $(52,211)$(40,211)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2014 , and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2013 audited financial statements. The results of operations for the period ended May 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2014:

     Common stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 shares issued and outstanding as of May 31, 2014 and August 31, 2013.

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

During the year ended August 21, 2013, the Company issued 400,000 shares of common stock for cash at $0.025 per share for total proceeds of $10,000.

NOTE 4. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of May 31, 2014 and August 31, 2013, the amounts owing the sole officer and director were $36,573 and $30,981, respectively. These amounts are payable on demand and are non-interest bearing.

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

We incurred operating expenses of $1,918 for the three months ended May 31, 2014. Our expenses during the period consisted of $1,750 in accounting services and $168 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,296, consisting of $1,750 in accounting services and $546 in miscellaneous expenses.

Operating expenses for the nine months ended May 31, 2014 totaled $6,192. These consisted of $5,250 for accounting services and $942 in miscellaneous expenses. For the same nine month period in the prior year, total operating expenses were $6,752 consisting of $5,500 in accounting services and $1,252 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through May 31, 2014 totals $52,211.

Since our most recent fiscal year end of August 31, 2013, our cash balance decreased from a balance of $1,819 to $12. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances, the cash from sale of stock during fiscal year ended August 31, 2013, and the timing of our various expenses. Accrued liabilities are down from $4,625 at year end to $3,650 at present due to the more expensive year-end "audit" reflected at the August 31 yearend date versus the less expensive accounting "review" done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $31,213 at year end to a present balance of $36,573 as the founder continues to provide cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(34,019) at year end to $(40,211) as of May 31, 2014.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended May 31, 2014.

                      Balance Sheet Data:           5/31/14
                      -------------------          --------
                      Cash                        $      12
                      Total Assets                $      12
                      Total Liabilities           $  40,223
                      Shareholders' Equity        $ (40,211)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2014 was $12. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company raised only $10,000 in additional funding from the sale of shares pursuant to its Form S-1 Offering during fiscal year 2013.

Until such time as the Company is successful in raising additional funds, it will continue to survive on and utilize the limited funds received under the S-1` Offering and funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2014 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $36,573. These funds are payable upon demand and bear no interest.

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

As of May 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2014.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2015.

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

July 14, 2014         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)