Form 10-K
period 2014-08-31
Essense Water, Inc.
filed 2014-12-15
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2014

                        Commission file number 333-162824

                               Essense Water, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

        Nevada                                             27-0265042
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                               5348 Vegas Drive
                              Las Vegas, NV 89108
                                (509)995-2433
               (Address of Principal Executive Offices & Zip Code)

                             Mr. Jeffrey Nichols, Esq
                               Essense Water, Inc.
                                 811 6th Avenue
                               Lewiston, ID 83501
                                 (415)314-9088
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2014 the registrant had 12,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2014.

                                ESSENSE WATER, INC.
                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     Part I

Item 1.  Business                                                         4
Item 1A. Risk Factors                                                    10
Item 2.  Properties                                                      11
Item 3.  Legal Proceedings                                               11
Item 4.  Submission of Matters to a Vote of Securities Holders           11

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities             12
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12
Item 8.  Financial Statements and Supplementary Data                     17
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      27
Item 9A. Controls and Procedures                                         27

                                Part III

Item 10. Directors and Executive Officers                                29
Item 11. Executive Compensation                                          31
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                               32
Item 13. Certain Relationships and Related Transactions                  32
Item 14. Principal Accounting Fees and Services                          33

                                 Part IV

Item 15. Exhibits                                                        33

Signatures                                                               33

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

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

During prior years, the Company filed for a trademark on the name "Essence Water." This process is a lengthy one which can only be finalized and completed once the actual product has been produced and is available for sale.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $300 in funds for research and development costs incurred by our founder since inception. These have been for various waters, flavorings, and potential additives such as electrolytes, sweeteners, and vitamins.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have minimally started our proposed business activities. The Company has not realized any revenue and does not expect to for several months. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $55,979 from inception to August 31, 2014. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2014.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available.

As of August 31, 2014, there were forty-three (43) shareholders of record holding a total of 12,400,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

We incurred operating expenses of $9,960 for the year ended August 31, 2014. These expenses consisted of general operating expenses incurred primarily in maintaining our corporate status, product development/testing, accounting services, and the preparation and filing of our ongoing periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2014 was $55,979, and consists of the same nature of general operating expenses incurred over the past years.

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

The following table provides selected financial data about our Company for the period ended August 31, 2014.

                     Balance Sheet Data:            8/31/14
                     -------------------            -------
                     Cash                          $     44
                     Total Assets                  $     44
                     Total Liabilities             $ 44,023
                     Shareholders' Equity          $(43,979)

Our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2014 was $44. As we experience a shortage of funds over the next twelve months, we will most likely utilize funds from our sole officer and director, Kevin Nichols, who has agreed to advance funds for operations, if needed. However, there is no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company.

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

We will need additional capital in the form of private equity, debt, or some combination thereof in order to more fully complete the "optimal" level with our business plan. The Company's Form S-1 Stock offering effort, which took place last year, placed an additional burden on Mr. Nichols' time and took him away from his focus on product development and moving the Company closer to operating status.

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




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Auditors' Report and our audited financial statements for the fiscal years ended August 31, 2014 and 2013 immediately follow.

SEALE AND BEERS, CPAs  PCAOB & CPAB REGISTERED AUDITORS  www.sealebeers.com

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Essense Water, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Essense Water, Inc. (a Development Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended August 31, 2014 and from inception on January 29, 2009 through August 31, 2014. Essense Water, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essense Water, Inc. (A Development Stage Company) as of August 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended August 31, 2014 and from inception on January 29, 2009 through August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
December 15, 2014

                               ESSENSE WATER, INC.
                          (A Development Stage Company)
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2014           2013
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $     44      $  1,819
                                                    --------      --------
TOTAL CURRENT ASSETS                                      44         1,819
                                                    --------      --------

      TOTAL ASSETS                                  $     44      $  1,819
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  5,350      $  4,625
  Payable to Affiliates                               38,673        31,213
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             44,023        35,838
                                                    --------      --------

      TOTAL LIABILITIES                               44,023        35,838
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,400,000
   shares issued and
   outstanding as of August 31,
   2014 and 2013, respectively)                        1,240         1,240
  Additional paid-in capital                          10,760        10,760
  Deficit accumulated during development stage       (55,978)      (46,018)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (43,979)      (34,019)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $     44      $  1,819
                                                    ========      ========









The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Operations
-----------------------------------------------------------------------------

                                                                  January 29
                                                                    2009
                                                                 (inception)
                                   Year Ended      Year Ended      through
                                   August 31,      August 31,     August 31,
                                     2014            2013            2014
                                   ----------      ----------     ----------
Income:
  Operating Revenues               $        0      $        0     $        0
                                   ----------      ----------     ----------
TOTAL REVENUES                              0               0              0

Expenses:
  General and Administrative            9,960          10,490         55,979
                                   ----------      ----------     ----------
Total Expenses                          9,960          10,490         55,979

Provision for Income Taxes                 --              --             --
                                   ----------      ----------     ----------

NET INCOME (LOSS)                  $   (9,960)     $  (10,490)    $  (55,979)
                                   ==========      ==========     ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,400,000      12,400,000
                                   ==========      ==========



















  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2013

-----------------------------------------------------------------------------
                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------
BALANCE,
  JANUARY 29, 2009            --   $   --     $    --    $       --  $    --
Stock issued for cash
  on May 29, 2009
  $0.00017 per share  12,000,000    1,200         800                  2,000
Net loss,
  August 31, 2009                                           (3,911)   (3,911)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2009     12,000,000   $ 1,200    $   800    $  (3,911) $ (1,911)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2010                                             (9,117)   (9,117)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2010     12,000,000   $ 1,200    $   800    $ (13,027) $(11,027)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2011                                            (11,818)  (11,818)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2011     12,000,000   $ 1,200    $   800    $ (24,845) $(22,845)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2012                                            (10,682)  (10,682)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2012     12,000,000   $ 1,200    $   800    $ (35,527) $(33,527)
                      ==========   =======    =======    =========  ========
Stock issued for cash
  On various dates at
  $0.025 per share       400,000        40      9,960                 10,000
Net loss,
August 31, 2013                                            (10,490)  (10,490)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2014                                             (9,960)   (9,960)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                      ==========   =======    =======    =========  ========








































  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                                                  (inception)
                                         Year ended  Year Ended      through
                                          August 31,  August 31,   August 31,
                                            2014        2013         2014
                                         ----------  ----------   -----------

OPERATING ACTIVITIES
  Net income (loss)                      $  (9,960)  $ (10,490)   $ (55,979)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:

  Changes in operating liabilities:
    Increase (decrease) in
      Accrued Payables                         725         250       5,350
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      (9,235)    (10,240)    (50,629)

FINANCING ACTIVITIES
  Issuance of Common Stock                       0      10,000      12,000
  Advances/Loans from Affiliates             7,460       1,681      38,673
                                           --------    --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       7,460      11,681      50,673
                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH             (1,775)      1,441          44

CASH AT BEGINNING OF PERIOD                  1,819         379          --
                                           --------    --------    --------

CASH AT END OF PERIOD                    $      44    $  1,819    $     44
                                           ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --    $     --
                                           ========    ========    ========

  Income Taxes                             $    --     $     --    $     --
                                           ========    ========    ========



  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                         (A Development Stage Company)
                          Notes to Financial Statements
                               August 31, 2014
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. The Company is a development-stage company, established to develop, produce, and market a water-based consumer beverage. It has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2014 and 2013, the Company has 12,400,000 and 12,000,000 shares of its common stock issued and outstanding, respectively.

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

The Company's activities to date have been supported by equity financing by its founder. It has sustained losses in all reporting periods, with an inception to date loss of $55,979 as of August 31, 2014. Management is presently providing the required working capital to the Company to facilitate and pursue its business plan.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2014 and 2013, the amounts owing the sole officer and director were $38,673 and $31,213, respectively. These amounts are payable on demand and are non-interest bearing.

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

NOTE 6. INCOME TAXES

                                                        As of August 31,

                                                         2014       2013
                                                        ------     ------
     Deferred tax assets:
       Net operating tax carryforwards                $ 55,979   $ 46,018
       Other                                                 0          0
                                                        ------     ------

       Gross deferred tax assets                        55,979     46,018
       Valuation allowance                             (55,979)   (46,018)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2014, the Company has a net operating loss carryforward of approximately $55,979. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 shares issued and outstanding as of August
        31, 2014 and 2013, respectively.

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

During the fiscal year 2013, the Company sold and issued a total of 400,000 shares of common stock to various investors for cash at $0.025 per share for total proceeds of $10,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our President), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were non-effective in such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of Essense, whose one year terms will expire January 31, 2013, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          55    President,         1/29/2009          1/31/2015
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

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past fifteen years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, SAT, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. Both of these companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities.

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

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2014      0     0       0      0         0         0       0      0
President,2013      0     0       0      0         0         0       0      0
CEO & CFO 2012      0     0       0      0         0         0       0      0
          2011      0     0       0      0         0         0       0      0
          2010      0     0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,000, for tax services were $0, and for other services were $0 during the year ended August 31, 2014.

For the year ended August 31, 2013, the total fees charged to the Company for audit services were $9,000, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on December 15, 2014.

Essense Water, Inc., Registrant

/s/ Kevin Nichols                                          December 15, 2014
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)