Form 10-Q
period 2014-11-30
Essense Water, Inc.
filed 2015-01-20
CIK 1459287

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

                                      Nevada
         (State or other jurisdiction of incorporation or organization)

                                  5348 Vegas Dr.
                              Las Vegas, NV  89108
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of January 15, 2015.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2014 immediately follow.

                             Essense Water, Inc.
                       (A Development-Stage Company)
                Unaudited Interim Condensed Balance Sheets
                            As of November 30, 2014
----------------------------------------------------------------------------
                                   ASSETS

                                            November 30,       August 31,
                                                2014              2014
                                              -------           --------
Current Assets
Cash                                       $       26         $       44
                                              -------           --------

   Total Current Assets                            26                 44
                                              -------           --------

LIABILITIES
Current Liabilities
Accrued Liabilities                             3,000              5,350
Payable to Affiliates                          42,923             38,673
                                              -------           --------

   Total Current Liabilities                   45,923             44,023
                                              -------           --------

  Total Liabilities                            45,923             44,023
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of November 30, 2013 and
       August 31, 2013                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Deficit Accumulated During Development Stage  (57,897)          (55,978)
                                              -------           --------

   Total Shareholders' Equity                 (45,897)          (43,979)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $      26          $     44
                                              -------           --------


The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
            Unaudited Interim Condensed Statements of Operations
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                   Three Months     Three Months  (inception)
                                      Ended             Ended       Through
                                    November 30,    November 30, November 30,
                                        2014             2013         2014
                                       ------           ------       ------
Income:
   Operating Revenues               $       0        $       0    $       0
                                       ------           ------       ------

Total Income                                0                0            0
                                       ------           ------       ------

Expenses:
   General & Administrative             1,918            1,906       57,897
                                       ------           ------       ------

Total Expenses                          1,918            1,906       57,897
                                       ------           ------       ------

Provision for Income Taxes                  0                0            0
                                       ------           ------       ------

Net Income (Loss)                   $  (1,918)       $  (1,906)   $ (57,897)
                                       ------           ------       ------






Net Loss per Common Share -
    Basic and Diluted               $   (0.00)       $  (0.00)

Weighted Average Number of
   Shares Outstanding -
    Basic and Diluted	              12,400,000      12,400,000











The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
                        (A Development-Stage Company)
              Unaudited Interim Condensed Statements of Cash Flows
-----------------------------------------------------------------------------
                                                                  January 29,
                                                                     2009
                                   Three Months     Three Months  (inception)
                                      Ended             Ended       Through
                                    November 30,    November 30, November 30,
                                        2014             2013         2014
                                       ------           ------       ------
Operating Activities:
  Net Income (Loss)                $   (1,918)      $   (1,906)   $  (57,897)

Adjustments to reconcile net loss
     to net cash flow provided by
     (used in) operating activities:

Changes in operating liabilities:
  Increase (decrease) in
     Accrued Payables                  (2,350)           1,026        3,000

Net Cash Provided By (Used In)
  Operating Activities                 (4,268)            (880)     (54,897)

Cash Flows from Financing Activities:
  Advances from Affiliate               4,250                0       42,923
  Proceeds from Sale of Common Stock        0                0       12,000

Net Cash Flows Provided by
  Financing Activities                  4,250                0       54,923

Net Increase (Decrease) in Cash           (18)            (880)          26

Cash - Beginning of Period                 44            1,819            0

Cash - End of Period              $        26      $       939   $       26


Supplemental Disclosure of Cash Flow Information:
  Cash Paid For:
    Interest                      $       -        $        -	   $          -
    Income Taxes                  $       -        $        -	   $          -










The accompanying notes are an integral part of these financial statements.

                            Essense Water, Inc.
                       (A Development-Stage Company)
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From Inception (January 29, 2009) Through November 30, 2014
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE, 1/29/2009             0 $     0    $     0         	$      0 $     0

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009     12,000,000   1,200        800                    2,000

Deficit - thru August 31, 2009                                (3,911) (3,911)
                        -----------------------------------------------------
BALANCE, 8/31/2009	    12,000,000 $ 1,200    $   800         $ (3,911)$(1,911)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2010                                     (9,117) (9,117)
                        -----------------------------------------------------
BALANCE, 8/31/2010	    12,000,000  $ 1,200   $   800        $(13,027)$(11,027)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2011                                   (11,818) (11,818)
                        -----------------------------------------------------
BALANCE, 8/31/2011	    12,000,000  $ 1,200   $   800        $(24,845)$(22,845)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2012                                   (10,682) (10,682)
                        -----------------------------------------------------
BALANCE, 8/31/2012    12,000,000  $ 1,200   $   800        $(35,527)$(33,527)
                        -----------------------------------------------------
Stock issued for cash
  on various dates at
  $0.025 per share       400,000        40      9,960                 10,000
Deficit - Year
    Ended August 31, 2013	                                   (10,490) (10,490)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Three Months
    Ended November 30, 2014	                                 (1,918)   (1,918)
BALANCE,
  NOVEMBER 30, 2014   12,400,000   $ 1,240    $10,760    $ (57,897) $(45,897)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the operating results for the full year.

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

January 15, 2014         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)

Needs to be updated.