Form 10-Q/A
period 2015-02-28
Essense Water, Inc.
filed 2015-04-21
CIK 1459287

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of April 17, 2015.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 28, 2015 immediately follow.

                              Essense Water, Inc.
                 Unaudited Interim Condensed Balance Sheets
                          As of February 28, 2015


                                    ASSETS

                                               February 28,        August 31,
                                                     2015              2014
Current Assets
Cash                                             $    883          $     44
                                                      ---             -----

   Total Current Assets                               883                44
                                                    =====             =====

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,875             5,350
Payable to Affiliates                              46,637            38,673
                                                   ------             -----

   Total Current Liabilities                       49,512            44,023
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 Shares Outstanding at
      February 28, 2015 and
      Aug 31, 2014                                  1,240             1,240
Additional Paid In Capital                         10,760            10,760
Retained Earnings                                 (60,629)          (55,978)
                                                   ------            ------

   Total Shareholders' Equity                     (48,629)          (43,979)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $    883          $     44
                                                    =====             =====





  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
             Unaudited Interim Condensed Statements of Operations



                                  Three    Three      Six     Six
                                 Months   Months   Months   Months
                                  Ended    Ended    Ended    Ended
                               February February February February
                                28,2015  28,2014  28,2015  28,2014
                                -------  -------  -------  -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0
                                      -        -        -        -

Total Income                          0        0        0        0
                                      -        -        -        -

Expenses:
   General & Administrative       2,732    2,368    4,650    4,274
                                  -----    -----    -----    -----

Total Expenses                    2,732    2,368    4,650    4,274
                                  -----    -----    -----    -----

Provision for Income Taxes            0        0        0        0
                                      -        -        -        -

Net Income (Loss)               $(2,732) $(2,368) $(4,650) $(4,274)
                                  =====    =====    =====    =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========









  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
Unaudited Interim Condensed Statements of Cash Flows


                                      Six Months  Six Months
                                           Ended       Ended
                                        February    February
                                         28,2015     28,2014
                                         -------     -------

Cash Flows from Operating Activities:
   Net Loss                             $  (4,650)  $  (4,274)
   Net Change in Accrued Liabilities       (2,475)     (2,000)
                                            -----         ---

Net Cash Provided By
   (Used In) Operating Activities          (7,125)     (6,274)
                                            -----       -----

Cash Flows from Financing Activities:
   Advances from Affiliate                  7,964       4,560
                                            -----       -----

Net Cash Flows Provided by
   Financing Activities                     7,964       4,560
                                            -----       -----

Net Increase (Decrease) in Cash               839      (1,716)
                                            -----       -----

Cash - Beginning of Period                     44       1,819

Cash - End of Period                     $    883    $    105
                                            =====         ===

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -














  The accompanying notes are an integral part of these financial statements.

                            Essense Water, Inc.
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From Inception (January 29, 2009) Through February 28, 2015
-----------------------------------------------------------------------------
                                  Common    Additional
                        Common    Stock      Paid In     Accumulated
                        Stock     Amount	     Capital        Deficit	    Total
                        -----------------------------------------------------
BALANCE, 1/29/2009             0 $     0    $     0         	$      0 $     0

Sale of Common Shares
  To Founder for Cash
  on May 29, 2009     12,000,000   1,200        800                    2,000

Deficit - thru August 31, 2009                                (3,911) (3,911)
                        -----------------------------------------------------
BALANCE, 8/31/2009	    12,000,000 $ 1,200    $   800         $ (3,911)$(1,911)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2010                                     (9,117) (9,117)
                        -----------------------------------------------------
BALANCE, 8/31/2010	    12,000,000  $ 1,200   $   800        $(13,027)$(11,027)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2011                                   (11,818) (11,818)
                        -----------------------------------------------------
BALANCE, 8/31/2011	    12,000,000  $ 1,200   $   800        $(24,845)$(22,845)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2012                                   (10,682) (10,682)
                        -----------------------------------------------------
BALANCE, 8/31/2012    12,000,000  $ 1,200   $   800        $(35,527)$(33,527)
                        -----------------------------------------------------
Stock issued for cash
  on various dates at
  $0.025 per share       400,000        40      9,960                 10,000
Deficit - Year
    Ended August 31, 2013	                                   (10,490) (10,490)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Six Months
    Ended February 28, 2015                                 (4,650)   (4,650)

BALANCE,
  FEBRUARY 28, 2015   12,400,000   $ 1,240    $10,760    $ (60,629) $(48,629)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the operating results for the full year.

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

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, DEVELOPMENT STAGE ENTITIES (TOPIC 915) - ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS, INCLUDING AN AMENDMENT TO VARIABLE INTEREST ENTITIES GUIDANCE IN TOPIC 810, CONSOLIDATION, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.



---------------------------------------------------------------------------


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

We incurred operating expenses of $2,732 for the three months ended February 28, 2015. Our expenses during the period consisted of $2,000 in accounting services and $732 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,368, consisting of $1,750 in accounting services and $618 in miscellaneous expenses.

We incurred operating expenses of $4,650 for the six months ended February 28, 2015. Our expenses during the period consisted of $3,750 in accounting services and $900 for miscellaneous expenses. For the same period in the prior year, expenses totaled $4,274, consisting of $3,750 in accounting services and $524 in miscellaneous expenses.

Our net loss from inception (January 29, 2009) through February 28, 2015 totals $60,629.

Since our most recent fiscal year end of August 31, 2014, our cash balance increased from a balance of $44 to $883. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are down from $5,350 at year end to $2,875 at present due the lesser cost of the accounting "review" of our financial statements versus the cost of the yearend audit. This balance has subsequently been paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates of $38,673 at year end has increased to $46,637 at present. Another advance, made subsequent to last quarter end by the founder, allowed the Company to bring current the auditors for their yearend work. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to our continuing losses, Shareholders' Equity decreased from $(43,979) at year end to $(48,629) as of February 28, 2015.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During fiscal year 2013, the Company sold a total of 400,000 shares of its common stock through their S-1 offering at $0.025 per share and raised total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended February 28, 2015.

                      Balance Sheet Data:          2/28/15
                      -------------------         ---------
                      Cash                        $     883
                      Total Assets                $     883
                      Total Liabilities           $  49,512
                      Shareholders' Equity        $ (48,629)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2015 was $883. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company had planned on its Form S-1 Offering to provide sufficient capital to begin operations, but those efforts raised only $10,000.

Until such time as the Company is successful in raising additional funds through further stock offerings, debt, or other means, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2015 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $46,637. These funds are payable upon demand and bear no interest.

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
                                      ======  =======    =======    =======

(1) The Company intends to reimburse its founder from the proceeds for an amount up to $20,000 as partial reimbursement for amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of February 28, 2015, this amount totals $46,637.

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

As of February 28, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2015.

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

April 17, 2015          Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)





Needs to be updated.