Form 10-Q
period 2015-05-31
Essense Water, Inc.
filed 2015-07-17
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of July 13, 2015.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2015 immediately follow.

                              Essense Water, Inc.
                        (A Development-Stage Company)
                 Unaudited Interim Condensed Balance Sheets
                              As of May 31, 2015


                                    ASSETS

                                                   May 31,        August 31,
                                                     2015              2014
Current Assets
Cash                                             $     40          $     44
                                                      ---               ---

   Total Current Assets                                40                44
                                                      ---               ---

TOTAL ASSETS                                     $     40          $     44
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 3,500             5,350
Payable to Affiliates                              47,087            38,673
                                                   ------             -----

   Total Current Liabilities                       50,587            44,023
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 and 12,400,000 Shares
      Outstanding at May 31, 2015
      and August 31, 2014, Respectively             1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage      (62,547)          (55,978)
                                                   ------            ------

   Total Shareholders' Equity                     (50,547)          (43,979)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $     40          $     44
                                                      ===               ===

  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
             Unaudited Interim Condensed Statements of Operations


                                  Three      Three       Nine       Nine
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                    May        May        May        May
                                31,2015    31,2014    31,2015    31,2014
                                -------    -------    -------    -------

Income:
   Operating Revenues           $     0    $     0    $     0    $     0
                                      -          -          -          -

Total Income                          0          0          0          0
                                      -          -          -          -

Expenses:
   General & Administrative       1,918      1,918      6,568      6,192
                                  -----      -----      -----      -----

Total Expenses                    1,918      1,918      6,568      6,192
                                  -----      -----        -----    -----

Provision for Income Taxes            0          0          0          0
                                      -          -          -          -

Net Income (Loss)               $(1,918)   $(1,918)   $(6,568)   $(6,192)
                                  =====      =====      =====      =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00)   $ (0.00)   $ (0.00)   $ (0.00)
                                   ====       ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
(A Development-Stage Company)
Unaudited Interim Condensed Statements of Cash Flows

                                           Nine Months    Nine Months
                                              Ended          Ended
                                               May            May
                                              31,2015       31,2014
                                              -------       -------

Cash Flows from Operating Activities:
   Net Loss                                 $  (6,568)    $  (6,192)
   Net Change in Accrued Liabilities           (1,850)         (975)
                                                  ---         -----

Net Cash Provided By
   (Used In) Operating Activities              (8,418)       (7,167)
                                                -----         -----

Cash Flows from Financing Activities:
   Advances from Affiliate                      8,414         5,360
   Proceeds from Sale of Common Stock               0             0
                                                    -             -

Net Cash Flows Provided by
   Financing Activities                         8,414         5,360
                                                -----         -----

Net Increase (Decrease) in Cash                    (4)       (1,807)
                                                -----         -----

Cash - Beginning of Period                         44         1,819

Cash - End of Period                         $     40      $     12


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -













  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
                        (A Development-Stage Company)
       Unaudited Interim Condensed Statement of Shareholders' Equity
  For the Period From Inception (January 29, 2009) Through May 31, 2015

                                                             Deficit
                                                          Accumulated
                           ---- Paid-In Capital ----           During
                                                          Development
                         Shares  Amount   Excess of Par          Stage  Total
----------------------------------------------------------------------------
BALANCE, 1/29/2009            0 $     0        $     0      $     0   $    0
----------------------------------------------------------------------------
Sale of Common Shares
  To Founder for Cash
  on May 29, 2009    12,000,000   1,200            800            0    2,000

Deficit - thru
   August 31, 2009                                           (3,911)  (3,911)
----------------------------------------------------------------------------
BALANCE, 8/31/2009   12,000,000 $ 1,200        $   800      $(3,911) $(1,911)
----------------------------------------------------------------------------
Deficit - thru
   August 31, 2010                                           (9,117)  (9,117)
----------------------------------------------------------------------------
BALANCE, 8/31/2010   12,000,000 $ 1,200        $   800     $(13,027)$(11,027)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2011                                         (11,818) (11,818)
----------------------------------------------------------------------------
BALANCE, 8/31/2011   12,000,000 $ 1,200        $   800     $(24,845)$(22,845)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2012                                         (10,682) (10,682)
----------------------------------------------------------------------------
BALANCE, 8/31/2012   12,000,000 $ 1,200        $   800     $(35,527)$(33,527)
----------------------------------------------------------------------------
Sale of Common Shares
  For Cash on
  Various Dates         400,000 $    40        $ 9,960                10,000

Deficit - thru
    August 31, 2013                                         (10,490) (10,490)
----------------------------------------------------------------------------
BALANCE, 8/31/2013   12,400,000 $ 1,240        $10,760     $(46,018)$(34,018)
----------------------------------------------------------------------------
Deficit - thru
    August 31, 2014	                                         (9,960)   (9,960)
                       -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                       -----------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

Deficit - Nine Months
    Ended May 31, 2015                                      (6,568)   (6,568)

BALANCE,
  MAY 31, 2015        12,400,000   $ 1,240    $10,760    $ (62,547) $(50,547)
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

                             Essense Water, Inc.
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2014 audited financial statements. The results of operations for the period ended May 31, 2015 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $1,918 for the three months ended May 31, 2015. Our expenses during the period consisted of $1,750 in accounting services and $168 for miscellaneous expenses. For the same period in the prior year, expenses also totaled $1,918, consisting of $1,750 in accounting services and $168 in miscellaneous expenses.

Operating expenses for the nine months ended May 31, 2015 totaled $6,568. These consisted of $5,500 for accounting services and $1,068 in miscellaneous expenses. For the same nine month period in the prior year, total operating expenses were $6,192 consisting of $5,250 in accounting services and $942 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2014, our cash balance has remained steady, from a balance of $40 to $44. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances, and the timing of our various expenses. Accrued liabilities are down from $5,350 at year end to $3,500 at present due to the more expensive year-end "audit" reflected at the August 31 yearend date versus the less expensive accounting "review" done on the Company's quarterly operations. This balance has subsequently been reduced and paid down by way of further advances from the Company's founder. The balance of Payable to Affiliates has increased from $38,673 at year end to a present balance of $47,087 as the founder continues to provide cash advances to cover the cost of our operating shortfalls. We expect that he will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to continuing losses, Shareholders' Equity decreased from $(43,979) at year end to $(50,547) as of May 31, 2015.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended May 31, 2015.

                      Balance Sheet Data:           5/31/15
                      -------------------          --------
                      Cash                        $      40
                      Total Assets                $      40
                      Total Liabilities           $  50,587
                      Shareholders' Equity        $ (50,547)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2015 was $40. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company raised only $10,000 in additional funding from the sale of shares pursuant to its Form S-1 Offering during fiscal year 2013.

Until such time as the Company is successful in raising additional funds, it will continue to survive on and utilize the limited funds received under the S-1` Offering and funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2015 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $47,087. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Seek additional funding of capital. The Company expects to finalize testing and formulation of its product once it achieves some minimum level of funding - see Page 12 for projected development costs. The Company intends to continue with its focus of resources towards raising capital over the next few months.

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

As of May 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2015.

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

July 13, 2015         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)