Form 10-K
period 2015-08-31
Essense Water, Inc.
filed 2015-12-15
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2015 the registrant had 12,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2015.

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

GENERAL INFORMATION

Industry Overview

Our beverage is targeted to fall within the New Age/Functional Beverage category, which we believe to be growing rapidly. The consumer has fast become aware of the health risks of too much sugar, and the many studies evidencing the athletic performance benefits of proper hydration plus a variety of new beverages/serving sizes and selections with the choice of various added ingredients are, we believe, fueling robust sales in this beverage category. Industry analysts forecast the Functional Beverage market to grow to over $1 billion in 2014, up from $468 million in 2008.

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

The development and formulation of our product(s) will be done "in-house" rather than using a third-party to do so. At present, the Company has actively used private taste-testing and samplings to finalize its drink offering(s). This process of development has been be done by management and the subsequent taste-tests have, to date, been accomplished by utilizing various family members and close friends (who are and will not be paid for their services). The Company has yet to do formal independent blind taste tests to compare their product with competing existing product, but plan to do so before ultimately selecting their product(s). While the founder's personal kitchen is certainly not a true development or testing facility in nature, sterile clean vessels have been used to avoid contaminations or any tainting of the test product(s) and relatively precise means for specific formulation have been utilized, such as various weight and volume measuring devices.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $500 in funds for research and development costs incurred by our founder since inception. These have been for various waters, flavorings, and potential additives such as electrolytes, sweeteners, and vitamins.

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

WE LACK AN OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have minimally started our proposed business activities. The Company has not realized any revenue and does not expect to for several months. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $66,483 from inception to August 31, 2015. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2015.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report. No closing bid or ask prices are available.

As of August 31, 2015, there were forty-three (43) shareholders of record holding a total of 12,400,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

We incurred operating expenses of $10,504 for the year ended August 31, 2015. These expenses consisted of general operating expenses incurred primarily in maintaining our corporate status, product development/testing, accounting services, and the preparation and filing of our ongoing periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2015 was $66,483, and consists of the same nature of general operating expenses incurred over the past years.

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

The following table provides selected financial data about our Company for the period ended August 31, 2015.

                     Balance Sheet Data:            8/31/15
                     -------------------            -------
                     Cash                          $     37
                     Total Assets                  $     37
                     Total Liabilities             $ 55,520
                     Shareholders' Equity          $(54,483)

Our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2015 was $37. As we experience a shortage of funds over the next twelve months, we will most likely utilize funds from our sole officer and director, Kevin Nichols, who has agreed to advance funds for operations, if needed. However, there is no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company.

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




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Auditors' Report and our audited financial statements for the fiscal years ended August 31, 2015 and 2014 immediately follow.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Seale & Beers, CPAs    PCAOB Registered Auditors - www.sealebeers.com
To the Board of Directors and Stockholders of Essense Water, Inc
We have audited the accompanying balance sheets of Essense Water, Inc as of August 31, 2014 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended August 31, 2015. Essense Water, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essense Water, Inc as of August 31, 2014 and 2015, and the results of its operations and cash flows for each of the years in the two-year period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at August 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
December 10, 2015

                               ESSENSE WATER, INC.
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2015           2014
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $     37      $     44
                                                    --------      --------
TOTAL CURRENT ASSETS                                      37            44
                                                    --------      --------

      TOTAL ASSETS                                  $     37      $     44
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  5,500      $  5,350
  Payable to Affiliates                               49,020        38,673
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             54,520        44,023
                                                    --------      --------

      TOTAL LIABILITIES                               54,520        44,023
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,400,000
   shares issued and
   outstanding as of August 31,
   2015 and 2014, respectively)                        1,240         1,240
  Additional paid-in capital                          10,760        10,760
  Deficit accumulated during development stage       (66,483)      (55,978)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (54,483)      (43,979)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $     37      $     44
                                                    ========      ========










The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                            Statements of Operations
-----------------------------------------------------------------------------

                                   Year Ended      Year Ended
                                   August 31,      August 31,
                                     2015            2014
                                   ----------      ----------
Income:
  Operating Revenues               $        0      $        0
                                   ----------      ----------
TOTAL REVENUES                              0               0

Expenses:
  General and Administrative           10,504           9,960
                                   ----------      ----------
Total Expenses                         10,504           9,960

Provision for Income Taxes                 --              --
                                   ----------      ----------

NET INCOME (LOSS)                  $  (10,504)     $   (9,960)
                                   ==========      ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,400,000      12,400,000
                                   ==========      ==========























  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2015
-----------------------------------------------------------------------------
                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------

BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2014                                             (9,960)   (9,960)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                      ==========   =======    =======    =========  ========
Net loss,
August 31, 2015                                            (10,504)  (10,504)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                      ==========   =======    =======    =========  ========


























  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                         Year ended  Year Ended
                                          August 31,  August 31,
                                            2015        2014
                                         ----------  ----------

OPERATING ACTIVITIES
  Net income (loss)                      $ (10,504)  $  (9,960)
  Adjustments to reconcile net
    loss to net cash provided
    by (used in) operating
    activities:

  Changes in operating liabilities:
    Increase (decrease) in
      Accrued Payables                         150         725
                                           --------    --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                     (10,354)     (9,235)

FINANCING ACTIVITIES
  Issuance of Common Stock                       0           0
  Advances/Loans from Affiliates            10,347       7,460
                                           --------    --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                      10,347       7,460
                                           --------    --------

NET INCREASE (DECREASE) IN CASH                 (7)     (1,775)

CASH AT BEGINNING OF PERIOD                     44       1,819
                                           --------    --------

CASH AT END OF PERIOD                    $      37    $     44
                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --
                                           ========    ========

  Income Taxes                             $    --     $     --
                                           ========    ========







  The accompanying notes are an integral part of these Financial Statements.

                               ESSENSE WATER, INC.
                          Notes to Financial Statements
                               August 31, 2015
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. The Company is a development-stage company, established to develop, produce, and market a water-based consumer beverage. It has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2015 and 2014, the Company had 12,400,000 shares of its common stock issued and outstanding, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an August 31 year end.

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

The Company's activities to date have been supported by equity financing by its founder. It has sustained losses in all reporting periods, with an inception to date loss of $66,483 as of August 31, 2015. Management is presently providing the required working capital to the Company to facilitate and pursue its business plan.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2015 and 2014, the amounts owing the sole officer and director were $49,020 and $38,673, respectively. These amounts are payable on demand and are non-interest bearing.

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

NOTE 6. INCOME TAXES

                                                        As of August 31,

                                                         2015       2014
                                                        ------     ------
     Deferred tax assets:
       Net operating loss carryforwards               $ 66,483   $ 55,979
       Tax Rate                                             34%        34%
                                                        ------     ------

       Gross deferred tax assets                        22,604     19,033
       Valuation allowance                             (22,604)   (19,033)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2015, the Company has a net operating loss carryforward of approximately $66,483. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 shares issued and outstanding as of August
        31, 2015 and 2014, respectively.

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

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2016.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of Essense, whose one year terms will expire January 31, 2016, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          56    President,         1/29/2009          1/31/2016
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

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2015      0     0       0      0         0         0       0      0
President,2014      0     0       0      0         0         0       0      0
CEO & CFO 2013      0     0       0      0         0         0       0      0
          2012      0     0       0      0         0         0       0      0
          2011      0     0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,000, for tax services were $0, and for other services were $0 during the year ended August 31, 2015.

For the year ended August 31, 2014, the total fees charged to the Company for audit services were $9,000, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  23.1        Consent of Independent Auditors

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on December 14, 2015.

Essense Water, Inc., Registrant

/s/ Kevin Nichols                                          December 14, 2015
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)