Form 10-Q
period 2015-11-30
Essense Water, Inc.
filed 2016-01-20
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of January 15, 2016.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2015 immediately follow.

                             Essense Water, Inc.
                Unaudited Interim Condensed Balance Sheets
                            As of November 30, 2015
----------------------------------------------------------------------------

                                            November 30,       August 31,
                                                2015              2015
                                              -------           --------
Current Assets
Cash                                       $       10         $       37
                                              -------           --------

   Total Current Assets                            10                 37
                                              -------           --------

LIABILITIES
Current Liabilities
Accrued Liabilities                             7,250              5,500
Payable to Affiliates                          49,020             49,020
                                              -------           --------

   Total Current Liabilities                   56,270             54,520
                                              -------           --------

   Total Liabilities                           56,270             54,520
                                              -------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of November 30, 2015 and
       August 31, 2015                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Accumulated Deficit                           (68,260)          (66,483)
                                              -------           --------

   Total Shareholders' Equity                 (56,260)          (54,483)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $      10          $     37
                                              -------           --------




The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
            Unaudited Interim Condensed Statements of Operations
-----------------------------------------------------------------------------
                                   Three Months     Three Months
                                      Ended             Ended
                                    November 30,    November 30,
                                        2015             2014
                                       ------           ------
Income:
   Operating Revenues               $       0        $       0
                                       ------           ------

Total Income                                0                0
                                       ------           ------

Expenses:
   General & Administrative             1,777            1,918
                                       ------           ------

Total Expenses                          1,777            1,918
                                       ------           ------

Provision for Income Taxes                  0                0
                                       ------           ------

Net Income (Loss)                   $  (1,777)       $  (1,918)
                                       ------           ------






Net Loss per Common Share -
    Basic and Diluted               $   (0.00)       $  (0.00)

Weighted Average Number of
   Shares Outstanding -
    Basic and Diluted	              12,400,000      12,400,000














The accompanying notes are an integral part of these financial statements.

                              Essense Water, Inc.
              Unaudited Interim Condensed Statements of Cash Flows
-----------------------------------------------------------------------------
                                   Three Months     Three Months
                                      Ended             Ended
                                    November 30,    November 30,
                                        2015             2014
                                       ------           ------
Operating Activities:
  Net Income (Loss)                $   (1,777)      $   (1,918)

Adjustments to reconcile net loss
     to net cash flow provided by
     (used in) operating activities:

Changes in operating liabilities:
  Increase (decrease) in
     Accrued Payables                   1,750           (2,350)

Net Cash Provided By (Used In)
  Operating Activities                    (27)          (4,268)

Cash Flows from Financing Activities:
  Advances from Affiliate                   0            4,250
  Proceeds from Sale of Common Stock        0                0

Net Cash Flows Provided by
  Financing Activities                      0            4,250

Net Increase (Decrease) in Cash           (27)             (18)

Cash - Beginning of Period                 37               44

Cash - End of Period              $        10      $        26


Supplemental Disclosure of Cash Flow Information:
  Cash Paid For:
    Interest                      $       -        $        -
    Income Taxes                  $       -        $        -













The accompanying notes are an integral part of these financial statements.

                            Essense Water, Inc.
     Unaudited Interim Condensed Statements of Shareholders' Equity
     For the Period From August 31, 2013 Through November 30, 2015
-----------------------------------------------------------------------------

                                  Common    Additional
                        Common    Stock      Paid In     Accumulated
                        Stock     Amount	     Capital       Deficit     Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Deficit - Three Months
    Ended November 30, 2015	                                 (1,777)   (1,777)
                        -----------------------------------------------------
BALANCE,
  NOVEMBER 30, 2015   12,400,000   $ 1,240    $10,760    $ (68,260) $(56,260)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2015 audited financial statements. The results of operations for the period ended November 30, 2015 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $1,777 for the three months ended November 30, 2015. Our expenses during the period consisted of $1,750 in accounting services and $27 for miscellaneous expenses. For the same period in the prior year, expenses totaled $1,918, consisting of $1,750 in accounting services and $168 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2015, our cash balance decreased from a balance of $37 to $10, and remains low. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are up from $5,500 at year end to $7,250 at present due to the yearend audit costs not being brought current yet at November 30, 2015. This balance has subsequently been paid down some by way of further advances from the Company's founder. The balance of Payable to Affiliates has remained the same amount of $49,020 at year end to present. Another advance, made subsequent to quarter end by the founder, allowed the Company to bring current the auditors more current, but not yet fully paid for their yearend work. We expect that the Founder will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to our continuing losses, Shareholders' Equity decreased from $(54,483) at year end to $(56,260) as of November 30, 2015.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.00017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During fiscal year 2013, the Company sold a total of 400,000 shares of its common stock through their S-1 offering at $0.025 per share and raised total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended November 30, 2015.

                      Balance Sheet Data:         11/30/15
                      -------------------         --------
                      Cash                        $      10
                      Total Assets                $      10
                      Total Liabilities           $  56,270
                      Shareholders' Equity        $ (56,260)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2015 was $10. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company had planned on its Form S-1 Offering to provide sufficient capital to begin operations, but those efforts raised only $10,000.

Until such time as the Company is successful in raising additional funds through further stock offerings, debt, or other means, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of November 30, 2015 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $49,020. These funds are payable upon demand and bear no interest.

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
                                      ======  =======    =======    =======

(1) The Company intends to reimburse its founder from the proceeds for an amount up to $20,000 as partial reimbursement for amounts he has previously advanced/loaned to the Company, and those which he has paid directly himself on the Company's behalf. As of November 30, 2015, this amount totals $40,020.

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

As of November 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2015.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2016.

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

January 15, 2016         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)























                                      -14-
Needs to be updated.