Form 10-Q
period 2016-02-29
Essense Water, Inc.
filed 2016-04-20
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of April 15, 2016.

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 29, 2016 immediately follow.

                              Essense Water, Inc.
                 Unaudited Interim Condensed Balance Sheets
                          As of February 29, 2016


                                    ASSETS

                                               February 29,        August 31,
                                                     2016              2015
Current Assets
Cash                                             $     83          $     37
                                                      ---             -----

   Total Current Assets                                83                37
                                                    =====             =====

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 6,500             5,500
Payable to Affiliates                              52,570            49,020
                                                   ------             -----

   Total Current Liabilities                       59,070            54,520
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 Shares Outstanding at
      February 29, 2016 and
      Aug 31, 2015                                  1,240             1,240
Additional Paid In Capital                         10,760            10,760
Retained Earnings                                 (70,986)          (66,483)
                                                   ------            ------

   Total Shareholders' Equity                     (58,986)          (54,483)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $     83          $     37
                                                    =====             =====





  The accompanying notes are an integral part of these financial statements.

                             Essense Water, Inc.
             Unaudited Interim Condensed Statements of Operations



                                  Three    Three      Six     Six
                                 Months   Months   Months   Months
                                  Ended    Ended    Ended    Ended
                               February February February February
                                29,2016  28,2015  29,2016  28,2015
                                -------  -------  -------  -------

Income:
   Operating Revenues           $     0  $     0  $     0  $     0
                                      -        -        -        -

Total Income                          0        0        0        0
                                      -        -        -        -

Expenses:
   General & Administrative       2,727    2,732    4,504    4,650
                                  -----    -----    -----    -----

Total Expenses                    2,727    2,732    4,504    4,650
                                  -----    -----    -----    -----

Provision for Income Taxes            0        0        0        0
                                      -        -        -        -

Net Income (Loss)               $(2,727) $(2,732) $(4,504) $(4,650)
                                  =====    =====    =====    =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                                   ====     ====     ====     ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

Essense Water, Inc.
Unaudited Interim Condensed Statements of Cash Flows


                                      Six Months  Six Months
                                           Ended       Ended
                                        February    February
                                         29,2016     28,2015
                                         -------     -------

Cash Flows from Operating Activities:
   Net Loss                             $  (4,504)  $  (4,650)
   Net Change in Accrued Liabilities        1,000     (2,475)
                                            -----         ---

Net Cash Provided By
   (Used In) Operating Activities          (3,504)     (7,125)
                                            -----       -----

Cash Flows from Financing Activities:
   Advances from Affiliate                  3,550       7,964
                                            -----       -----

Net Cash Flows Provided by
   Financing Activities                     3,550       7,964
                                            -----       -----

Net Increase (Decrease) in Cash                46         839
                                            -----       -----

Cash - Beginning of Period                     37          44

Cash - End of Period                     $     83    $    883
                                            =====         ===

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -














  The accompanying notes are an integral part of these financial statements.

                            Essense Water, Inc.
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From August 31, 2013 Through February 29, 2016
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Deficit - Six Months
    Ended February 29, 2016	                                 (4,504)   (4,504)
                        -----------------------------------------------------
BALANCE,
  FEBRUARY 29, 2016   12,400,000   $ 1,240    $10,760    $ (70,986) $(58,986)
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

The accompanying financial statements have been prepared by Essense Water, Inc. (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2015 audited financial statements. The results of operations for the period ended February 29, 2016 are not necessarily indicative of the operating results for the full year.

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

We incurred operating expenses of $2,727 for the three months ended February 29, 2016. Our expenses during the period consisted of $1,750 in accounting services and $977 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,732, consisting of $1,750 in accounting services and $982 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2015, our cash balance increased from a balance of $37 to $83, but remains low. We continue to be dependent on advances from our founder and, as a result, these balances tend to fluctuate based on advances and the timing of our various expenses. Accrued liabilities are up from $5,500 at year end to $6,500 at present due to the yearend audit costs not being brought current yet at February 29, 2016. This balance has subsequently been paid down some by way of further advances from the Company's founder. The balance of Payable to Affiliate has increased to a statement date balance of $52,570 from $49,020 at year end as additional advances are made to cover cash needs. Another advance, made subsequent to quarter end by the founder, allowed the Company to bring current the auditors more current, but not yet fully paid for their yearend work. We expect that the Founder will continue to fund such amounts, as necessary, to cover continuing shortfalls. Due to our continuing losses, Shareholders' Equity decreased from $(54,483) at year end to $(58,986) as of February 29, 2016.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.00017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During fiscal year 2013, the Company sold a total of 400,000 shares of its common stock through their S-1 offering at $0.025 per share and raised total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended February 29, 2016.

                      Balance Sheet Data:          2/29/16
                      -------------------         --------
                      Cash                        $      83
                      Total Assets                $      83
                      Total Liabilities           $  59,070
                      Shareholders' Equity        $ (58,986)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2016 was $83. In order to achieve and meet the objectives of our business plan, we will require additional funding. The Company had planned on its Form S-1 Offering to provide sufficient capital to begin operations, but those efforts raised only $10,000.

Until such time as the Company is successful in raising additional funds through further stock offerings, debt, or other means, it will continue to survive on and utilize funds as may be provided by its sole officer/director, who has agreed to advance funds for operations until such time as the Company receives sufficient funding from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 29, 2016 our officer/director has loaned and paid expenses directly on the Company's behalf totaling $52,570. These funds are payable upon demand and bear no interest.

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

As of February 29, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 29, 2016.

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

April 15, 2016         Essense Water, Inc.

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)