Form 10-Q
period 2016-05-31
Essense Water, Inc.
filed 2016-07-20
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2016

                        Commission file number 333-180978

                                SATUSA CORPORATION
             (Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of July 15, 2016

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2016 immediately follow.

                             SATUSA Corporation
                 Unaudited Interim Condensed Balance Sheets
                             As of May 31, 2016


                                    ASSETS

                                                   May 31,        August 31,
                                                     2016              2015
Current Assets
Cash                                             $     56          $     37
Accounts Receivable                                 5,540                 -
                                                      ---               ---

   Total Current Assets                             5,596                37
                                                      ---               ---

TOTAL ASSETS                                     $  5,596          $     37
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 3,500             5,500
Payable to Affiliates                              41,040            49,020
                                                   ------             -----

   Total Current Liabilities                       44,540            54,520
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 and 12,400,000 Shares
      Outstanding at May 31, 2016
      and August 31, 2015, Respectively             1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage      (50,944)          (66,483)
                                                   ------            ------

   Total Shareholders' Equity                     (38,944)          (54,483)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $  5,596          $     37
                                                      ===               ===

  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations


                                  Three      Three       Nine       Nine
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                    May        May        May        May
                                31,2016    31,2015    31,2016    31,2015
                                -------    -------    -------    -------

Operating Revenue              $ 25,115    $     0   $ 25,115    $     0
                                  -----      -----      -----      -----
Total Revenue                    25,115          0     25,115          0

Cost of Services                 (2,278)         0     (2,278)         0
                                  -----      -----      -----      -----
Gross Profit                     22,837          0     22,837          0

Expenses:
   General & Administrative       2,794      1,918      7,298      6,568
                                  -----      -----      -----      -----

Total Expenses                    2,794      1,918      7,298      6,568
                                  -----      -----      -----      -----

Provision for Income Taxes            0          0          0          0
                                      -          -          -          -

Net Income (Loss)              $ 20,043    $(1,918)   $15,539    $(6,568)
                                 ======      =====     ======      =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00)   $ (0.00)   $ (0.00)   $ (0.00)
                                   ====       ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

                              SATUSA Corporation
              Unaudited Interim Condensed Statements of Cash Flows

                                            Nine Months    Nine Months
                                              Ended          Ended
                                               May            May
                                              31,2016       31,2015
                                              -------       -------

Cash Flows from Operating Activities:
   Net Income (Loss)                        $  15,539     $  (6,568)
   Net Change in Accounts Receivable           (5,540)            -
   Net Change in Accrued Liabilities           (2,000)       (1,850)
                                                  ---         -----

Net Cash Provided By
   (Used In) Operating Activities               7,999        (8,418)
                                                -----         -----

Cash Flows from Financing Activities:
   Net Repayments to Affiliate                 (7,980)        8,414
   Proceeds from Sale of Common Stock               0             0
                                                -----         -----

Net Cash Flows Provided by
   Financing Activities                        (7,980)        8,414
                                                -----         -----

Net Increase (Decrease) in Cash                    19            (4)
                                                -----         -----

Cash - Beginning of Period                         37            44

Cash - End of Period                         $     56      $     40


Supplemental Disclosure of Cash Flow Information:

   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -












  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
       Unaudited Interim Condensed Statement of Shareholders' Equity
         For the Period From August 31, 2013 Through May 31, 2016

                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Income - Nine Months
    Ended May 31, 2016	                                      15,539    15,539
                        -----------------------------------------------------
BALANCE,
  MAY 31, 2016        12,400,000   $ 1,240    $10,760    $ (50,944) $(38,944)
                        ====================================================



















  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2016, and for all periods presented herein, have been made.

During its 3rd fiscal quarter of 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2015 audited financial statements. The results of operations for the period ended May 31, 2016 are not necessarily indicative of the operating results for the full year.

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

RESULTS OF OPERATIONS

During its most recent quarter, the Company chose to forego its previous business of a water-based flavored drink and adopt a new business plan. This plan is to provide an SAT Preparatory program that will be designed to be taken out on a regional and possibly national basis to help train high-school students for the rigorous and extremely important college entrance exams.

In doing so, the Company has begun to generate revenues.

During the three months ended May 31, 2016, the Company's revenues totaled $25,115, versus no revenues during the period in the prior year. These revenues were derived from class fees for students attending the SAT prep class.

With our new classes, the Company incurred Cost of Services during the most recent quarter of $2,278 for books, copying, supplies and other class-related expenses. We also incurred $2,794 in General and Administrative costs for most recent quarter, consisting of $1,750 in accounting services and $1,044 for miscellaneous expenses. For the same period in the prior year, expenses totaled $1,918, consisting of $1,750 in accounting services and $168 in miscellaneous expenses.

Cost of Services for the nine months ended May 31, 2016 totaled $2,278 versus $0 for the same period in the prior year. General and Administrative expenses for the nine months ended May 31, 2016 totaled $7,298 versus $6,568 in the prior year. In the current year, these consisted of $5,250 for accounting services and $2,048 in miscellaneous expenses. For the same nine month period in the prior year, total operating expenses were $6,568, consisting of $5,250 in accounting fees and $1,318 in miscellaneous costs.

Since our most recent fiscal year end of August 31, 2015, our cash balance has remained steady, from a balance of $37 to $56. Although our cash flow from operations totaled $7,999 for the quarter ended May 31, 2016, Net Repayments to Affiliate totaled $7,980 for the same period.

Accounts Receivable increased to $5,540 at May 31, 2016, from $0 in the prior year, as the Company reflected the billings for classes incurred in May, but not yet received.

Accrued liabilities are down from $5,500 at year end to $3,500 at present due to the more expensive year-end "audit" reflected at the August 31 yearend date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Payable to Affiliates has been reduced from $49,020 at year end to a present balance of $41,040 as the founder received much of the net cash flow proceeds for the quarter. Reflecting the positive operating results of the new business plan, Shareholders' Equity increased from $(54,483) at year end to $(38,944) as of May 31, 2016.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended May 31, 2016.

                      Balance Sheet Data:           5/31/16
                      -------------------          --------
                      Cash                        $      56
                      Total Assets                $   5,596
                      Total Liabilities           $  44,540
                      Shareholders' Equity        $ (38,944)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2016 was $56. With its new business plan, the Company is now generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $7,999 is not reflected in the cash balance as most of it was used to repay the Affiliate for prior advances.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2016 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $41,040. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Continue with the local operation of the SAT preparatory program.

2. Continue to design and create the training materials and overall program so that it may be duplicated and provided/leveraged in other locations.

3. Design and establish website and marketing/promotion materials.

4. Meet with prospective instructors locally and regionally to expand the program.

5. Study the regional and national markets to help define the "niche" in which to best set up the program to succeed.

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

As of May 31, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2016.

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

July 15, 2016         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)