Form 10-K
period 2016-08-31
Essense Water, Inc.
filed 2016-12-14
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2016

                        Commission file number 333-162824

                               SATUSA CORPORATION
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

                             Mr. Jeffrey Nichols, Esq
                               SATUSA CORPORATION
                                 811 6th Avenue
                               Lewiston, ID 83501
                                 (415)314-9088
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2016 the registrant had 12,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2016.

                                SATUSA CORPORATION
                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     Part I

Item 1.  Business                                                         4
Item 1A. Risk Factors                                                     8
Item 2.  Properties                                                       9
Item 3.  Legal Proceedings                                                9
Item 4.  Submission of Matters to a Vote of Securities Holders            9

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities             10
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10
Item 8.  Financial Statements and Supplementary Data                     13
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      24
Item 9A. Controls and Procedures                                         24

                                Part III

Item 10. Directors and Executive Officers                                27
Item 11. Executive Compensation                                          29
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                               30
Item 13. Certain Relationships and Related Transactions                  30
Item 14. Principal Accounting Fees and Services                          31

                                 Part IV

Item 15. Exhibits                                                        31

Signatures                                                               31

                                     PART I

ITEM 1. BUSINESS

SATUSA CORPORATION ("SATUSA," the "Company," "we," "us,") - formerly Essense Water, Inc. - is presently seeking to develop, market, and operate an SAT-exam preparatory program. The SAT exam is a widely-used, standardized test for college admissions in the U.S.

The Company has been developing its proprietary teaching methods and techniques and has been correlating them to work together with and enhance student scores on the recently revised SAT exam, which are owned and published by the College Board, a private not-for-profit corporation.

We are presently operating our program within the Spokane, WA area, and will continue to expand there. However, our main goal is to market and promote our prep course to others looking to utilize these resources.

GENERAL INFORMATION

Industry Overview

In North America, private tutoring and test preparation grew to a $20 billion industry in 2014, up from $7 billion in 2006 (according to Global Industry Analysts, Inc., a forecasting firm based in San Jose, CA). These North American revenues are projected to reach $17.5 billion in 2020.

Similarly, global test prep and tutoring generated $114 billion in revenues in 2014, up from $59 billion in 2006. By 2020, these revenues are forecasted to reach $200 billion.

This tremendous increase in demand has been fueled by the desire of parents to see their children gain an edge in the classroom and the very competitive nature of college admissions.

The SAT exam has been the "standard" for college admissions since the 1920's. Two years ago, College Board announced that it was making sweeping changes to the actual test, causing increased anxieties for college-bound high school students and their parents.

Debuted in March of 2016, the revised SAT exam is the culmination of over two years of effort by College Board. Designing the new exam to be even "more demanding" and to "better test students on what they will probably encounter in college" has meant greater demand for tutoring/prep within the industry and presented an opportunity to design and align the Company's new curriculum in a way that provides a far-reaching business opportunity.

Our Product

The founder of the Company has previously designed and taught an SAT prep class for many years to local area students. In doing so, he has learned what works and what does not, and has been refining his program accordingly. With the new SAT test becoming the new standard in early 2016, he saw the opportunity to rewrite his present curricula, and revise his teaching materials and practice tests in a way that would allow the Company to not only expand within its own geographic area but, more importantly, allow them to expand the program, through franchise or partnership or other means, to areas throughout the U.S. and possibly other countries.

Our Primary Markets

The Company is targeting high school students and their parents that are seeking to increase student scores on the SAT exam. Increased scores open the doors to many more college choice opportunities, and can also result in sizable scholarships and grants to offset the ever-growing cost of a college degree.

There continues to be little to no effort being put forth in the public and private school systems in preparing their students for this most important college-entrance exam. For those self-motivated students, there are many means by which to learn and train on their own. For most though, the hands-on training and classroom environment provided by our program gives that extra level of reinforcement and commitment for students to get substantial score improvement.

We are located in Spokane, Washington. While this has been our primary market and will continue to be so, the Company is presently seeking to expand its classroom presence to surrounding communities, home-school co-ops, and into areas within North Idaho.

Distribution, Sales, and Marketing

The Company itself will directly promote, market, and seek to expand their market area to the above-mentioned primary markets. We may also seek to expand to the West-side of the state, possibly into Seattle and Portland metropolitan markets. We also are considering offering our prep course directly to consumers via the Internet through a focused website which has yet to be established.

Competition

The test prep and tutoring industry is extremely competitive, as evidenced b the tremendous growth over the past few years, and also by the projected increases, both in the U.S and globally. The primary areas of competition include pricing, timing of the classes throughout the year, tutors, curriculum, and marketing campaigns. The Company's product will be competing directly with a wide range of prep programs and classes promoted by a relatively large number of companies. Many of these have enjoyed broad, well-established national recognition for years, through well-funded advertising and other marketing campaigns, as well as detailed and complex study materials/books. Many of the companies have far greater financial, marketing, and distribution resources than the Company has.

Important factors that will affect our ability to compete successfully include the proven and long-standing history of the Company's program. It was designed to offer its students the best chance of increasing their test scores by steadily building on its proven fundamentals and teaching students how to counteract the trickiness and difficulties presented in the SAT exam. It also is designed to take the students right up and through the exams, as opposed poorly-timed or shorter courses in which the teachings are soon forgot after the class ends.

The Company will also be competing to secure tutors and others who must see the benefit and opportunity of the Company's prep course over the many others that are available.

Environmental Matters

There are no environmental concerns for the Company.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership, or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

The Company, based on its understanding and reviews of government and other regulations, is not aware of any non-compliance or other matters in this respect.

It will be our policy to comply with any and all requisite legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income, or competitive position.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

At present, we have no current plans for any registrations such as copyrights, franchises, concessions, royalty agreements, or labor contracts.

We will continue to assess the need for any such applications on an ongoing basis as the Company furthers with its business plan and expands out its current market area.

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services during this phase of our business plan. Prior to the Company's expansion and or change in operations, all such approvals necessary will be researched, applied for, and received.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $1,000 in funds for research and development costs incurred by our founder since inception.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer and director, Kevin Nichols. Mr. Nichols currently devotes ten to twenty hours per week to Company matters and, if necessary, he will devote as much time as is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

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

ITEM 1A. RISK FACTORS

UNTIL RECENTLY, OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THEREFORE THERE IS SUBSTANTIAL UNCERTAINTY WE WILL CONTINUE ACTIVITIES IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Until recently, our auditors have issued a "going concern" opinion. This means that there has been substantial doubt that we can continue as an ongoing business for the next twelve months. Although the Company has begun to produce steady revenues with its new business direction, it has yet to be seen if this can be maintained and increased in the longer term.

WE LACK AN OPERATING HISTORY AND HAVE PRODUCED LOSSES WHICH MAY NOT CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have minimally started our originally-proposed business activities. With its new business strategy and direction, the Company does not yet have a long-standing history of regular revenue production. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $66,483 from inception to August 31, 2015, as we progressed with the Company's original business plan. For our most recent year, our new business model has produced Total Revenues of $35,565 and Net Income of $19,636. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  * our ability to promote our prep course
  * our ability to generate revenues
  * our ability to manage development costs and expenses

Failure to generate sufficient continued revenues may cause us to suspend or cease activities.

WE WILL HAVE TO SPEND ADDITIONAL FUNDS TO FURTHER DEVELOP, MARKET, AND OPERATE OUR SAT PREP COURSE, AND THEN EVEN MORE TO MARKET AND EXPAND IT. IF WE CAN'T RAISE SUFFICIENT WORKING CAPITAL WE MAY HAVE TO CEASE OPERATIONS AND YOU COULD LOSE YOUR INVESTMENT.

Even after we successfully complete the development of our prep program, we will have to spend substantial funds on our marketing and sales efforts before we will know if we have a commercially viable and marketable/sellable product.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR DEVELOPMENT/MARKETING/EXPANSION/SALES ACTIVITIES WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such we may not be able to complete a product and business development program that is as thorough as we would like. If this becomes a reality, we may never generate sufficient revenues and you may lose your investment.

BECAUSE OUR SOLE OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 20%-30% OF HIS TIME, APPROXIMATELY TEN TO TWENTY HOURS PER WEEK, TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF BUSINESS DEVELOPMENT.

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

ITEM 2. PROPERTIES

The Company presently owns no real estate property. As a corporate presence, it presently utilizes the office of our sole officer and director, Kevin Nichols, who makes this space available to the Company free of charge. His office is located in Spokane, Washington. The office provides use of computer, phone, printer, and a fax machine and its general character is adequate to provide sufficient space and resources for the Company's business development.

At present, the actual classroom teachings are held in a classroom at a local church which makes the space available without any formal agreement and free of charge. The Company has given the church stipends, for its gratitude in providing the teaching space, ranging from $500 to $1,000 per year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2016.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report.

As of August 31, 2016, there were forty-three (43) shareholders of record holding a total of 12,400,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

From inception through our last yearend of August 31, 2015, the Company had produced no revenues. In early calendar 2016, the Company abandoned its original business plan and brought in the new SAT prep business strategy. As a result, it has since produced Operating Revenues of $35,565 and Net Income of $19,636.

We incurred Total Expenses of $15,753 for the year ended August 31, 2016, while incurring Total Expenses of $10,504 for the prior year. These expenses consisted of general operating expenses incurred primarily in maintaining our corporate status, product development, accounting services, and the preparation and filing of our ongoing periodic reports. Our net loss from inception (January 29, 2009) through August 31, 2016 was $46,846, which is down substantially from its peak of $66,483 at last year end.

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

The following table provides selected financial data about our Company for the period ended August 31, 2016.

                     Balance Sheet Data:            8/31/16
                     -------------------            -------
                     Cash                          $    752
                     Total Assets                  $  5,402
                     Total Liabilities             $ 40,240
                     Shareholders' Equity          $(34,846)

Until the present year, our auditors have expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations. For our most current year, the Company received a "clean" opinion, based on the profitable nature of the Company since it changed business direction and adopted its SAT prep strategy.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2016 was $752. In the years since inception, the Company largely survived on funds provided by our sole officer and director, Kevin Nichols, who has agreed to advance funds for operations, if needed. However, there is no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company.

He Company has been using its excess cash flows to pay down the prior amounts advanced by Mr. Nichols and will most likely continue to do so.

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

The Company believes that it will be able to continue its positive operating cash flows from the SAT prep class teachings, but should the Company require cash from sources other than operations, it will be able to do so through advances by our sole officer and director, Kevin Nichols, and/or possibly debt.

We will need additional capital in the form of excess cash flows, private equity, debt, or some combination thereof in order to fully complete and achieve the optimal level with our business plan.

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Continue with our local area SAT prep program. This is what has provided the Company's operating revenues over the past year.

2. Expand the local area programs through a series of meetings with area high school administrators, homeschool co-ops, and private schools. Use this to promote what we do, share the results of the SAT prep program, and provide a means for them to consider how the Company may help them achieve better test results for more of their students.

3. As we progress with the above milestones, we will also be enhancing our curriculum, class materials, and lesson plans with an eye towards making them available for use and teaching by others as we seek to expand our footprint outside the local market area.

4. Look at and meet with representatives within the outlying communities that might be interested in sponsoring or putting together a program for their local students.

5. Design and establish a website/presence that allows us to market not only to local community but also to areas in which we look to expand.

6. Analyze and assess larger markets outside the local area, such as Seattle and Portland, to get an idea of how our program would best fit in those markets. Make contacts within those various school districts for interest levels and also for possible tutors that could teach the program in those markets.

7. Research, assess, and pursue how to best expand on a much larger basis throughout the U.S.

8. Research the means by which the Company could reach outside the U.S. market to various tutoring groups/companies seeking to enhance their operations by offering hands-on training in the U.S.


OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Auditors' Reports - for fiscal 2015 and 2016 - and our audited financial statements for the fiscal years ended August 31, 2016 and 2015 immediately follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SATUSA Corporation (f/k/a Essense Water, Inc)

We have audited the accompanying balance sheets of SATUSA Corporation (f/k/a Essense Water, Inc) as of August 31, 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the period ended August 31, 2015. SATUSA Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SATUSA Corporation as of August 31, 2015, and the results of its operations and cash flows for each of the years in the period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
December 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SATUSA Corporation:

We have audited the accompanying balance sheet of SATUSA Corporation ("the Company") as of August 31, 2016 and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of SATUSA Corporation, as of August 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ B F Borgers CPA PC
----------------------
B F Borgers CPA PC

Lakewood, CO
December 14, 2016

                               SATUSA CORPORATION
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2016           2015
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $    752      $     37
  Accounts Receivable                                  4,650             0
                                                    --------      --------
TOTAL CURRENT ASSETS                                   5,402            37
                                                    --------      --------

      TOTAL ASSETS                                  $  5,402      $     37
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  5,750      $  5,500
  Payable to Affiliates                               34,498        49,020
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             40,248        54,520
                                                    --------      --------

      TOTAL LIABILITIES                               40,248        54,520
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,400,000
   shares issued and
   outstanding as of August 31,
   2016 and 2015, respectively)                        1,240         1,240
  Additional paid-in capital                          10,760        10,760
  Deficit accumulated during development stage       (46,836)      (66,483)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (34,846)      (54,483)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  5,402      $     37
                                                    ========      ========









The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                            Statements of Operations
-----------------------------------------------------------------------------

                                   Year Ended      Year Ended
                                   August 31,      August 31,
                                     2016            2015
                                   ----------      ----------
Operating Revenue                  $   35,565      $        0
                                   ----------      ----------
Total Revenue                          35,565               0

Cost of Services                       (3,792)               0
                                   ----------      ----------

Gross Profit                           31,773               0

Expenses
  General and Administrative           11,961          10,504
                                   ----------      ----------
Total Expenses                         11,961          10,504

Provision for Income Taxes                 --              --
                                   ----------      ----------

NET INCOME (LOSS)                  $   19,636     $  (10,504)
                                   ==========      ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $    (0.00)     $    (0.00)
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,400,000      12,400,000
                                   ==========      ==========



















  The accompanying notes are an integral part of these Financial Statements.

                              SATUSA CORPORATION
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2016
-----------------------------------------------------------------------------
                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------

BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2014                                             (9,960)   (9,960)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2015                                            (10,504)  (10,504)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                      ==========   =======    =======    =========  ========

Net Income,
August 31, 2016                                             19,636    19,636
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                      ==========   =======    =======    =========  ========

















  The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                         Year ended  Year Ended
                                          August 31,  August 31,
                                            2016        2015
                                         ----------  ----------

OPERATING ACTIVITIES
  Net Income (loss)                      $  19,636   $ (10,504)
  Net Change in Accounts Receivable         (4,650)          -
  Net Change in Accounts Payable               250        (150)
                                           --------    --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      15,236     (10,354)

FINANCING ACTIVITIES
  Net Repayments to Affiliate              (14,521)     10,347
                                           --------    --------

NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                     (14,521)     10,347
                                           --------    --------

NET INCREASE (DECREASE) IN CASH                715          (7)

CASH AT BEGINNING OF PERIOD                     37          44
                                           --------    --------

CASH AT END OF PERIOD                    $     752    $     37
                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --
                                           ========    ========

  Income Taxes                             $    --     $     --
                                           ========    ========












  The accompanying notes are an integral part of these Financial Statements.

                            SATUSA CORPORATION

                          Notes to Financial Statements
                               August 31, 2016
-----------------------------------------------------------------------------

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Essense Water, Inc. (the "Company"), was incorporated on January 29, 2009, under the laws of the State of Nevada. During the 3rd quarter of fiscal year 2016, The Company adopted a new business plan consisting of the development and implementation of an SAT-exam preparatory program/course. In doing so, the Company also changed its name to SATUSA to more closely align it with the new business plan. The Company has elected a fiscal year end of August 31.

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2016 and 2015, the Company had 12,400,000 shares of its common stock issued and outstanding, respectively.

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

F. REVENUE

The Company records revenue on the accrual basis when all services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has only recently been receiving revenues.

This raises doubt about the Company's ability to continue as a going concern. Without realization of continued revenues and/or additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing by its founder. Until its most current year, the Company had sustained losses in all reporting periods, with an inception to date net loss of $46,836 as of August 31, 2016.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2016 and 2015, the net amounts owing the sole officer and director were $34,498 and $49,020, respectively. These amounts are payable on demand and are non-interest bearing.

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

NOTE 6. INCOME TAXES

                                                         As of August 31,
                                                         2016       2015
                                                        ------     ------
     Deferred tax assets:
       Net operating loss carryforwards               $ 46,847   $ 66,483
       Tax Rate                                             34%        34%
                                                        ------     ------

       Gross deferred tax assets                        15,928     22,604
       Valuation allowance                             (15,928)   (22,604)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2016, the Company has a net operating loss carryforward of approximately $46,847. Net operating loss carryforward expires 20 years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31:

     Common stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 shares issued and outstanding as of August
        31, 2016 and 2015, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

Subsequent to the most recent year end, the Company's Board of Directors made the decision to change our outside auditors from Seale & Beers CPA's to B F Borgers CPA PC.

The change was precipitated by the announcement that Seale & Beers was being acquired and there was to be a sizable increase in the annual cost for their work for the Company. There had been no disagreements between the Company and our former independent public accounting firm, Seale & Beers CPAs, as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Further, there have been no disagreements between the Company and our independent public accounting firm, B F Borgers CPA PC, as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2017.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of SATUSA, whose one year terms will expire January 31, 2017, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          57    President,         1/29/2009          1/31/2017
4327 S Pittsburg             Secretary,
Spokane, WA  99203           Treasurer,
                             CFO, CEO &
                             Director

The foregoing person is a promoter of SATUSA CORPORATION, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Kevin Nichols currently devotes ten to twenty hours per week to Company matters, in the future he intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the Company, and as his schedule with his other business interests permits.

BACKGROUND INFORMATION

Mr. Kevin Nichols has been the President, Secretary, Treasurer and sole Director of SATUSA since January 29, 2009, the date of its inception.

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past eighteen years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, SAT, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. These companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities. Through his SAT LLC, Mr. Nichols has also designed and taught an SAT Prep program to local area high school students for the past six years.

Prior to self-employment, Mr. Nichols held positions primarily in areas of accounting and finance with such companies as Arthur Andersen & Co, SAFECO Properties, Wells Fargo, Seafirst Bank, Bank of America, and Kiemle Hagood.

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

                           SUMMARY COMPENSATION TABLE

                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2016      0     0       0      0         0         0       0      0
President,2015      0     0       0      0         0         0       0      0
CEO & CFO 2014      0     0       0      0         0         0       0      0
          2013      0     0       0      0         0         0       0      0
          2012      0     0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

Mr. Nichols currently devotes approximately ten to twenty hours per week to manage the affairs of the Company. He has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of SATUSA voting securities by officers, directors, and major shareholders as well as those who own beneficially more than five percent of our common stock:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,250, for tax services were $0, and for other services were $0 during the year ended August 31, 2016.

For the year ended August 31, 2015, the total fees charged to the Company for audit services were $9,000, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  23.1        Consent of Independent Auditors

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on December 13, 2016.

SATUSA CORPORATION, Registrant

/s/ Kevin Nichols                                          December 13, 2016
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)