Form 10-Q
period 2016-11-30
Essense Water, Inc.
filed 2017-01-23
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of January 15, 2017

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2016 immediately follow.

                              SATUSA Corporation
                Unaudited Interim Condensed Balance Sheets
                            As of November 30, 2016
----------------------------------------------------------------------------

                                            November 30,       August 31,
                                                2016              2016
                                              -------           --------
Current Assets
  Cash                                     $    2,998         $      752
  Accounts Receivable                           2,045              4,650
                                              -------           --------

   Total Current Assets                         5,043              5,402
                                              -------           --------

LIABILITIES
Current Liabilities
  Accrued Liabilities                           3,620              5,250
  Related Party Payable                        31,428             34,498
                                              -------           --------

   Total Current Liabilities                   35,048             40,248
                                              -------           --------

   Total Liabilities                           35,048             40,248
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of November 30, 2016 and
       August 31, 2016                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Accumulated Deficit                           (42,005)          (46,836)
                                              -------           --------

   Total Shareholders' Equity                 (30,005)          (34,846)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $   5,043          $  5,402
                                              -------           --------



The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
            Unaudited Interim Condensed Statements of Operations
-----------------------------------------------------------------------------
                                   Three Months     Three Months
                                      Ended             Ended
                                    November 30,    November 30,
                                        2016             2015
                                       ------           ------
Operating Revenue                   $   8,165        $       0
                                       ------           ------
Total Revenue                           8,165                0

Cost of Services                          597                0
                                       ------           ------
Gross Profit                            7,568                0
                                       ------           ------

Expenses:
   General & Administrative             2,726            1,918
                                       ------           ------

Total Expenses                          2,726            1,918
                                       ------           ------

Provision for Income Taxes                  0                0
                                       ------           ------

Net Income (Loss)                   $   4,842       $   (1,918)
                                       ------           ------






Net Loss per Common Share -
    Basic and Diluted               $   (0.00)       $  (0.00)

Weighted Average Number of
   Shares Outstanding -
    Basic and Diluted	              12,400,000      12,400,000












The accompanying notes are an integral part of these financial statements.

                              SATUSA Corporation
              Unaudited Interim Condensed Statements of Cash Flows
-----------------------------------------------------------------------------
                                   Three Months     Three Months
                                      Ended             Ended
                                    November 30,    November 30,
                                        2016             2015
                                       ------           ------
Operating Activities:
  Net Income (Loss)                $    4,842       $   (1,918)

Adjustments to reconcile net loss
     to net cash flow provided by
     (used in) operating activities:

Changes in operating liabilities:
  Increase (decrease) in
     Accounts Receivable                2,605                0
     Accounts Payable                  (2,130)          (2,350)

Net Cash Provided By (Used In)
  Operating Activities                  5,316           (4,268)

Cash Flows from Financing Activities:
  Related Party  Advances              (3,070)           4,250

Net Cash Flows Provided by
  Financing Activities                 (3,070)           4,250

Net Increase (Decrease) in Cash         2,246              (18)

Cash - Beginning of Period                752               44

Cash - End of Period              $     2,998      $        26


Supplemental Disclosure of Cash Flow Information:
  Cash Paid For:
    Interest                      $       -        $        -
    Income Taxes                  $       -        $        -













The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From August 31, 2013 Through November 30, 2016
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Net Income
  August 31, 2016                                           19,636    19,636
                        -----------------------------------------------------
BALANCE,
  August 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income - Three Months
    Ended November 30, 2016	                                  4,841     4,841
                        -----------------------------------------------------

BALANCE,
  NOVEMBER 30, 2016   12,400,000   $ 1,240    $10,760    $ (42,006) $(30,006)
                        ====================================================











The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2016, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2016 audited financial statements. The results of operations for the period ended November 30, 2016 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, DEVELOPMENT STAGE ENTITIES (TOPIC 915) - ELIMINATION OF CERTAIN FINANCIAL REPORTING REQUIREMENTS, INCLUDING AN AMENDMENT TO VARIABLE INTEREST ENTITIES GUIDANCE IN TOPIC 810, CONSOLIDATION, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.
There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of November 30, 2016, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

RESULTS OF OPERATIONS

During the 3rd quarter of fiscal 2016, the Company chose to forego its previous business of a water-based flavored drink and adopt a new business plan. This plan is to provide an SAT Preparatory program that will be designed to be taken out on a regional and possibly national basis to help train high-school students for the rigorous and extremely important college entrance exams.

In doing so, the Company has begun to generate revenues.

During the three months ended November 30, 2016, the Company's revenues totaled $8,165, versus no revenues during the period in the prior year. These revenues were derived from class fees for students attending the SAT prep class.

With our new classes, the Company incurred Cost of Services during the most recent quarter of $597 for books, copying, supplies and other class-related expenses. We also incurred $2,726 in General and Administrative costs for most recent quarter, consisting of $1,620 in accounting services and $1,106 for miscellaneous expenses. For the same period in the prior year, expenses totaled $1,918, consisting of $1,750 in accounting services and $168 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2016, our cash balance has increased, from a balance of $752 to $2,998. Although our cash flow from operations totaled $5,316 for the quarter ended November 30, 2016, Net Repayments to Related Party totaled $3,070 for the same period.

Accounts Receivable decreased to $2,045 at November 30, 2016, from $4,650 at year end, as the Company reflected the billings for classes incurred in October, but not yet fully received.

Accrued liabilities are down from $5,250 at year end to $3,620 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $34,498 at year end to a present balance of $31,428 as the founder received much of the net cash flow proceeds for the quarter. Reflecting the positive operating results of the new business plan, Shareholders' Equity increased from $(34,846) at year end to $(30,005) as of November 30, 2016.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended November 30, 2016.

                      Balance Sheet Data:          11/30/16
                      -------------------          --------
                      Cash                        $   2,998
                      Total Assets                $   5,043
                      Total Liabilities           $  35,048
                      Shareholders' Equity        $ (30,005)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2016 was $2,998. With its new business plan, the Company is now generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $5,316 is not reflected in the cash balance as most of it was used to repay the Related Party for prior advances.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of November 30, 2016 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $31,428. These funds are payable upon demand and bear no interest.

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

As of November 30, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2016.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2017.

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

January 19, 2017         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)