Form 10-Q
period 2017-02-28
Essense Water, Inc.
filed 2017-04-21
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of April 15, 2017

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 28, 2017 immediately follow.

                              SATUSA Corporation
                Unaudited Interim Condensed Balance Sheets
                            As of February 28, 2017
----------------------------------------------------------------------------

                                            February 28,       August 31,
                                                2017              2016
                                              -------           --------
Current Assets
  Cash                                     $       38         $      752
  Accounts Receivable                           4,475              4,650
                                              -------           --------

   Total Current Assets                         4,513              5,402
                                              -------           --------

LIABILITIES
Current Liabilities
  Accrued Liabilities                           1,620              5,250
  Related Party Payable                        25,689             34,498
                                              -------           --------

   Total Current Liabilities                   27,309             40,248
                                              -------           --------

   Total Liabilities                           27,309             40,248
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of February 28, 2017 and
       August 31, 2016                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Accumulated Deficit                           (34,796)          (46,836)
                                              -------           --------

   Total Shareholders' Equity                 (22,796)          (34,846)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $   4,513          $  5,402
                                              -------           --------


  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations



                                  Three      Three        Six       Six
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                               February   February   February   February
                                28,2017    29,2016    28,2017    29,2016
                                -------    -------   -------    -------

Operating Revenue              $ 12,710    $    0    $ 20,875   $     0
                                 ------      ----     ------       ----
Total Revenue                    12,170         0      20,875         0

Cost of Services                    984         0       1,535         0
                                 ------     ----      ------       ----

Gross Profit                     11,186         0      19,340         0
                                 ------     ----      ------       ----

Expenses:
   General & Administrative       4,517     2,727       7,290     4,504
                                 ------     ----      ------       ----

Total Expenses                    4,517     2,727       7,290     4,504
                                 ------     ----      ------       ----

Provision for Income Taxes            0         0           0         0
                                 ------      ----      ------       ----

Net Income (Loss)              $  7,209   $(2,727)   $ 12,050  $ (4,504)
                                 ------      ----      ------      ----


Net Loss per Common Share -
   Basic and Diluted           $  (0.00)  $ (0.00)   $ (0.00)  $  (0.00)
                                   ====      ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========









  The accompanying notes are an integral part of these financial statements.

SATUSA Corporation
Unaudited Interim Condensed Statements of Cash Flows


                                             Six Months      Six Months
                                                  Ended           Ended
                                               February        February
                                                28,2017         29,2016
                                                -------         -------

Cash Flows from Operating Activities:
   Net Income(Loss)                           $  12,050      $   (4,504)
   Net Change in A/R                                175           1,000
   Net Change in A/P                             (4,130)              0
                                                  -----           -----

Net Cash Provided By
   (Used In) Operating Activities                 8,095          (3,504)
                                                  -----           -----

Cash Flows from Financing Activities:
   (Repayments to) Advances from Affiliate       (8,809)          3,550
                                                  -----           -----

Net Cash Flows Provided by
   Financing Activities                          (8,809)          3,550
                                                  -----           -----

Net Increase (Decrease) in Cash                    (714)             46
                                                  -----           -----

Cash - Beginning of Period                          752              37

Cash - End of Period                           $     38      $       83
                                                  =====             ===

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                                 $      -      $        -
      Income Taxes                             $      -      $        -













  The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From August 31, 2013 Through February 29, 2016
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2016                                   19,636    19,636
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income - Six Months
    Ended February 28, 2017	                                 12,050    12,050
                        -----------------------------------------------------

BALANCE,
  FEBRUARY 28, 2017   12,400,000   $ 1,240    $10,760    $ (34,796) $(22,796)
                        ====================================================












The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2017, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2016 audited financial statements. The results of operations for the period ended February 28, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of February 28, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

During the three months ended February 28, 2017, the Company's revenues totaled $12,710, versus no revenues during the period in the prior year. These revenues were derived from class fees for students attending the SAT prep class.

With our new classes, the Company incurred Cost of Services during the most recent quarter of $984 for books, copying, supplies and other class-related expenses. We also incurred $4,517 in General and Administrative costs for most recent quarter, consisting of $1,920 in accounting/professional services and $1,096 for insurance and $1,501 in miscellaneous expenses. For the same period in the prior year, expenses totaled $2,727, consisting of $1,900 in accounting/professional services and $827 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2016, our cash balance has decreased, from a balance of $752 to $38. Although our cash flow from operations totaled $8,095 for the quarter ended February 28, 2017, Net Repayments to Related Party totaled $8,809 for the same period.

Accounts Receivable decreased slightly to $4,475 at February 28, 2017, from $4,650 at year end, as the Company reflected the billings for classes incurred in February, but not yet fully received.

Accrued liabilities are down from $5,250 at year end to $1,620 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $34,498 at year end to a present balance of $25,689 as the founder received much of the net cash flow proceeds for the quarter. Reflecting the positive operating results of the new business plan, Shareholders' Equity increased from $(34,846) at year end to $(22,796) as of February 28, 2017.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended February 28, 2017.

                      Balance Sheet Data:          2/28/17
                      -------------------          --------
                      Cash                        $      38
                      Total Assets                $   4,913
                      Total Liabilities           $  27,309
                      Shareholders' Equity        $ (22,796)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2017 was $38. With its new business plan, the Company is now generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $2,779 is not reflected in the cash balance as most of it was used to repay the Related Party for prior advances.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2017 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $25,689. These funds are payable upon demand and bear no interest.

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

As of February 28, 2017 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2017.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2017.

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

April 18, 2017         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)