Form 10-Q
period 2017-05-31
Essense Water, Inc.
filed 2017-07-20
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of July 15, 2017

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2017 immediately follow.

                             SATUSA Corporation
                 Unaudited Interim Condensed Balance Sheets
                             As of May 31, 2017


                                    ASSETS

                                                   May 31,        August 31,
                                                     2017              2016
Current Assets
Cash                                             $    313          $    752
Accounts Receivable                                 6,655             4,650
                                                      ---               ---

   Total Current Assets                             6,968             5,402
                                                      ---               ---

TOTAL ASSETS                                     $  6,968          $  5,402
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 2,430             5,750
Payable to Affiliates                              14,307            34,498
                                                   ------             -----

   Total Current Liabilities                       16,737            40,248
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 and 12,400,000 Shares
      Outstanding at May 31, 2017
      and August 31, 2016, Respectively             1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage      (21,769)          (46,836)
                                                   ------            ------

   Total Shareholders' Equity                      (9,769)          (34,846)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $  6,968          $  5,402
                                                      ===               ===

  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations


                                  Three      Three       Nine       Nine
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                    May        May        May        May
                                31,2017    31,2016    31,2017    31,2016
                                -------    -------    -------    -------

Operating Revenue              $ 17,360   $ 25,115   $ 38,235   $ 25,115
                                  -----      -----      -----      -----
Total Revenue                    17,360     25,115     38,235     25,115

Cost of Services                 (1,968)    (2,278)    (4,865)    (2,278)
                                  -----      -----      -----      -----
Gross Profit                     15,392     22,837     33,370     22,837

Expenses:
   General & Administrative       2,365      2,794      8,293      7,298
                                  -----      -----      -----      -----

Total Expenses                    2,365      2,794      8,293      7,298
                                  -----      -----      -----      -----

Provision for Income Taxes            0          0          0          0
                                      -          -          -          -

Net Income (Loss)              $ 13,027   $ 20,043   $ 25,077   $ 15,539
                                 ======      =====     ======      =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00)   $ (0.00)   $ (0.00)   $ (0.00)
                                   ====       ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

                              SATUSA Corporation
              Unaudited Interim Condensed Statements of Cash Flows

                                            Nine Months    Nine Months
                                              Ended          Ended
                                               May            May
                                              31,2017       31,2016
                                              -------       -------

Cash Flows from Operating Activities:
   Net Income (Loss)                        $  25,077     $  15,539
   Net Change in Accounts Receivable           (2,005)       (5,540)
   Net Change in Accrued Liabilities           (3,320)       (2,000)
                                                  ---         -----

Net Cash Provided By
   (Used In) Operating Activities              19,754         7,999
                                                -----         -----

Cash Flows from Financing Activities:
   Net Repayments to Affiliate                (20,191)       (7,980)
   Proceeds from Sale of Common Stock               0             0
                                                -----         -----

Net Cash Flows Provided by
   Financing Activities                       (20,191)       (7,980)
                                                -----         -----

Net Increase (Decrease) in Cash                  (437)           19
                                                -----         -----

Cash - Beginning of Period                        752            37

Cash - End of Period                         $    313      $     56


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -













  The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation
     Unaudited Interim Condensed Statements of Shareholders' Equity
       For the Period From August 31, 2013 Through May 31, 2017
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2016                                   19,636    19,636
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income - Nine Months
    Ended May 31, 2017	                                      25,077    25,077
                        -----------------------------------------------------

BALANCE,
 MAY 31, 2017         12,400,000   $ 1,240    $10,760    $ (21,770) $ (9,770)
                        ====================================================











  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2017, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2016 audited financial statements. The results of operations for the period ended May 31, 2017 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

?????During the nine months ended May 31, 2017, the Company's revenues totaled $38,235, versus $25,115 during the same period in the prior year. These revenues were derived from class fees for students attending the SAT prep class. The increase is due largely to the full nine months of class revenues for 2017, versus the five months reflected in the 2016 balance.

?????During the three months ended May 31, 2017, the Company's revenues totaled $17,360, versus $25,115 during the same period in the prior year. The decrease is due a true 3-month period of revenues in 2017, versus the 2016 balance reflecting the revenues for January 1 through May 31 per the terms of the new business operation.

?????With the operating classes, the Company incurred related Cost of Services during the most recent nine months totaling $4,865 for books, copying, supplies, and other class-related expenses. We also incurred $8,293 in General and Administrative costs for same period, consisting of $1,920 in accounting/professional services and $1,096 for insurance and $1,501 in miscellaneous expenses. For the same period in the prior year, expenses totaled $2,727, consisting of $1,900 in accounting/professional services and $827 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2016, our cash balance has decreased, from a balance of $752 to $313. Although our cash flow from operations totaled $19,754 for the nine months ended May 31, 2017, Net Repayments to Related Party totaled $20,191 for the same period.

Accounts Receivable increased slightly to $6,655 at May 31, 2017, from $4,650 at year end, as the Company reflected the billings for class revenues incurred in May, but not yet fully received.

Accrued liabilities are down from $5,750 at year end to $2,430 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $34,498 at year end to a present balance of $14,307 as the founder received much of the net cash flows. Reflecting the positive operating results of the new business plan, Shareholders' Equity increased from $(34,846) at year end to $(9,769) as of May 31, 2017.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended May 31, 2017.

                      Balance Sheet Data:          5/31/17
                      -------------------          --------
                      Cash                        $     313
                      Total Assets                $   6,968
                      Total Liabilities           $  16,737
                      Shareholders' Equity        $  (9,769)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2017 was $313. With its new business plan, the Company is now generating operating income and positive cash flow. Net cash from operating activities for the most recent nine months was $19,754, but is not reflected in the cash balance as most of it was used to repay the Related Party for prior advances.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2017 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $14,307. These funds are payable upon demand and bear no interest.

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

July 19, 2017         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)