Form 10-K
period 2017-08-31
Essense Water, Inc.
filed 2017-12-21
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2017 the registrant had 12,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2017.

                                SATUSA CORPORATION
                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
                                     Part I

Item 1.  Business                                                         4
Item 1A. Risk Factors                                                     9
Item 2.  Properties                                                      10
Item 3.  Legal Proceedings                                               10
Item 4.  Submission of Matters to a Vote of Securities Holders           10

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities             11
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11
Item 8.  Financial Statements and Supplementary Data                     14
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      24
Item 9A. Controls and Procedures                                         24

                                Part III

Item 10. Directors and Executive Officers                                27
Item 11. Executive Compensation                                          29
Item 12. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                               30
Item 13. Certain Relationships and Related Transactions                  30
Item 14. Principal Accounting Fees and Services                          31

                                 Part IV

Item 15. Exhibits                                                        31

Signatures                                                               31

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

We are presently operating our program within the Spokane, WA and north Idaho areas, and we will continue to expand within those market areas. However, the Company's main goal and focus is to market and promote our prep course to others looking to utilize these resources throughout the northwest, west coast, and the entire U.S.

GENERAL INFORMATION

Industry Overview

In North America, private tutoring and test preparation grew to a $20 billion industry in 2014, up from $7 billion in 2006 (according to Global Industry Analysts, Inc., a forecasting firm based in San Jose, CA). These North American revenues are projected to reach $22.5 billion in 2020.

Similarly, on a global basis, test prep and tutoring generated $114 billion in revenues in 2014, up from $59 billion in 2006. By 2020, these revenues are forecasted to be approaching $200 billion.

This tremendous increase in demand has been fueled by the intense desire of parents to see their children gain an edge in the classroom and the very competitive nature and importance of college admissions.

The SAT exam has been the "standard" for college admissions since the 1920's, and the test format had been relatively unchanged since then. About two years ago, College Board announced that it was making the first sweeping changes to the actual test, causing increased anxieties for college-bound high school students and their parents.

Debuted in March of 2016, the revised SAT exam is the culmination of two-year focused effort by College Board. Designing the new exam to be even "more demanding" and to "better test students on what they will probably encounter in college" by College Board has meant greater demand for tutoring/prep within the industry.

This revised exam presented an opportunity for SATUSA to redesign and realign the Company's own successful curriculum in a way that will allow it a far-reaching business opportunity to expand beyond its current geographic boundaries and take the program to the entire U.S.

Our Product

The founder of the Company has designed and taught his own SAT prep class for many years to local area students. In doing so, he has learned what works and what does not, and has been continually refining his program accordingly.

While there are numerous practice books and various teaching methodologies taught by many publishers, such as College Board, Barrons, and Princeton Review, and classes taught by Kaplan, Sylvan Learning, and others, the founder has found that there is no one teaching in the same manner that his curriculum draws upon. Results are what count, and he has had a multi-year track record of impressive results through his proprietary teachings methods.

With the new SAT test coming to market in March 2016, he saw the opportunity to rewrite his present curricula, and revise his teaching materials and practice tests in a way that would allow the Company to not only expand within its own geographic area but, more importantly, allow them to expand the program, through franchise, partnership, or other means, to areas throughout the U.S. and possibly other countries.

His proprietary approach was very successful in raising students' scores on the old exam, and has been proven to as equally effective with the new SAT exam. Many students have seen increases in their SAT scores of over 400 points, while most can regularly achieve 150-250 point increases after attending the course.

Our Primary Markets

The Company targets high school students and those parents seeking to increase students' scores on the SAT exam. Greater SAT scores open the doors to many more college choice opportunities, and regularly result in very sizable scholarships and grants, an effective way to offset the ever-increasing cost of a college degree.

There continues to be little to no effort being put forth in the public and private school systems in preparing their students for this most important college-entrance exam. For those self-motivated students, there are many means by which to learn and train on their own, whether through test-prep books or online classes. For most though, SATUSA's intensive hands-on training and the focused classroom environment of its program provides that extra level of reinforcement and commitment for students to get substantial score improvement.

Every student learns at different rates and has various strengths and weaknesses. By keeping SATUSA's class sizes to a maximum of 12-15 students, we are able to work with the individual student in a way that helps them see what they need to learn and focus on to best maximize their scores.

Our Company is located in Spokane, Washington, and also serves the Coeur d'Alene and north Idaho market to a lesser degree. While this has been our primary market and will continue to be so, the Company is presently seeking to further expand its classroom presence to surrounding communities, home-school co-ops, and into areas within North Idaho.

Distribution, Sales, and Marketing

The Company itself plans to directly promote, market, and expand their market area as it seeks to begin growing outside the afore-mentioned primary markets.

We see three possible means for expansion of our Company - some form of a teaching partnership with local teaching groups, franchising, and possibly internet/web-based programs.

In setting up the more local area teaching partnerships, the Company would look to recruit local instructors, help them with how to teach the class program, provide teaching materials, and even teach/oversee a few classes to help get them started. In this situation, the Company foresees either paying the instructor(s) to teach the classes, or possibly do some form of a partnership arrangement in which the instructors share more directly in the success of the program that they would be in charge of.

Initially, we are looking to expand to the West-side of the state, possibly into the Tri-Cities area in south central Washington, and further to the Seattle and Portland metropolitan markets. These are the more natural and easier markets to begin in due to the relatively close nature that would allow easier training of the part

At present, the Company is pursuing this latter arrangement in the Seattle-area markets with a couple of interested parties.

The Company feels that its program provides a great opportunity as a franchise. The founder has a great deal of proprietary information that he has compiled and uses in his teachings. This could be readily put into a training materials format and then licensed to qualified instructors/groups in areas throughout the U.S. In this franchise scenario, the Company envisions an upfront cost to buy the franchise and then an ongoing royalty from the revenues that the various franchisees are able to produce.

The third opportunity that we considering would be to produce and offer our prep course directly to consumers via the Internet through some form of focused training/teaching website. This program could either have "live" streams with students from all over, or have class sessions produced and recorded that students could access and "attend" on their own.

Competition

The test prep and tutoring industry is extremely competitive, as evidenced by the tremendous growth over the past few years of this class, and also by the projected increases, both in the U.S and globally in total market size. The primary areas of competition include pricing, timing of the classes throughout the year, tutors, curriculum, and marketing campaigns.

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

Important factors that will affect our ability to compete successfully include the proven and long-standing history of the Company's program. It was designed to offer its students the best chance of increasing their test scores by steadily building on its proven fundamentals and teaching students how to counteract the trickiness and difficulties presented in the SAT exam. It also is designed to take the students, from a timing standpoint, right up and through the exams, as opposed poorly-timed or shorter courses in which the teachings are soon forgot after the class ends.

The Company will also be competing to secure tutors and others who must see the benefit and opportunity of the Company's prep course over the many others that are available.

Environmental Matters

There are no environmental concerns for the Company.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership, or similar proceeding.

REORGANIZATIONS, PURCHASE, OR SALE OF ASSETS

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

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

As stated earlier, the Company is looking to possibly franchise the business opportunity and provide training and program materials to other parties that may be interested in providing similar SAT prep services. It's a great opportunity for teachers, home-schoolers, or others to provide a valuable service and make a very nice primary or secondary income in doing so.

In establishing a franchise possibility, we may also see the need for copyright and royalty agreements. We will seek the proper counsel, if and when the needs for such services arise.

At present, we have no current plans for any registrations such as concessions, or labor contracts.

We will continue to assess the need for any such applications on an ongoing basis as the Company furthers with its business plan and seeks to expand out of its current market area.

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

At the present time, most all development costs are related to the founder putting his teaching methodology(s) in place as we seek to expand. There are little to no costs in his doing so.

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

WE LACK AN OPERATING HISTORY AND HAVE PRODUCED LOSSES WHICH MAY NOT CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have minimally started our originally-proposed business activities. With its new business strategy and direction, the Company does not yet have a long-standing history of regular revenue production. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $66,483 from inception to August 31, 2015, as we progressed with the Company's original business plan. For our most recent year, our new business model has produced Total Revenues of $48,846 and Net Income of $24,271. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2017.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report.

As of August 31, 2017, there were forty-three (43) shareholders of record holding a total of 12,400,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

From inception through the yearend of August 31, 2015, the Company had produced no revenues. In early calendar 2016, the Company abandoned its original business plan and brought in the new SAT prep business strategy. As a result, it has since produced Operating Revenues from the SAT program of $48,846 and $35,565 for the years ended August 31, 2017 and 2016, respectively. Net Income in our most recent year totaled $24,440.

We incurred Total Expenses of $24,406 for the year ended August 31, 2017, while incurring Total Expenses of $15,753 for the prior year. These expenses consisted of general operating expenses incurred primarily in maintaining our corporate status, product development, accounting services, and the preparation and filing of our ongoing periodic reports.

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

The following table provides selected financial data about our Company for the period ended August 31, 2017.

                     Balance Sheet Data:            8/31/17
                     -------------------            -------
                     Cash                          $ 67,662
                     Total Assets                  $ 72,553
                     Total Liabilities             $ 83,128
                     Shareholders' Deficit         $(10,575)

Until our prior year, our auditors had expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations. For the past two years, the Company received a "clean" opinion, based on the profitable nature of the Company since it changed business direction and adopted its SAT prep strategy.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2017 was $67,662. This was subsequently reduced by the $50,000 paid back the founder against the yearend balance of his advances to the Company.

In the early years after inception, the Company largely survived on funds provided by our sole officer and director, Kevin Nichols, who has agreed to advance funds for operations, if needed. However, there is no formal commitment, arrangement, or legal obligation to advance or loan funds to the Company.

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

The Company believes that it will be able to continue its positive operating cash flows from the SAT prep class teachings, but should the Company require additional cash from sources other than operations, it will be able to get advances from the founder.

Should the Company need additional capital in the form of private equity, debt, or some combination thereof in order to fully complete and achieve the optimal level with our business plan, our founder has experience in finding such parties to do so.

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Continue with and expand our local area SAT prep program. This is what has provided the Company's operating revenues over the past two years. The Company has met with success and is achieving great results from students with the new curriculum that it has put together for teaching the new SAT exam.

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

4. Look at and meet with representatives within the outlying communities that might be interested in sponsoring or putting together a program for their local students. This will include other communities in western Washington and north Idaho that are within distance of a couple hour commute.

5. Design and establish a better website/presence that will allow us to better market not only to local communities but also to areas in which we look to expand. As this site is enhanced, the Company will keep an eye towards making it one that can be copied by partners or franchisees and used by them in their local areas. We will also keep an eye towards how we may use it to offer online classes, training, and other resources.

6. Analyze and assess larger markets outside the local area, such as Seattle and Portland, to get an idea of how our program would best fit in those markets. Make contacts within those various school districts for interest levels and also for possible tutors that could teach the program in those markets.

7. Research, assess, and pursue how to best expand on a much larger basis throughout the U.S. This would include the "franchising" of the business model and/or through partnerships.

8. Research and pursue the means by which the Company could reach outside the U.S. market to various tutoring groups/companies seeking to enhance their operations by offering hands-on training in the U.S.


OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Auditors' Reports - for fiscal 2017 and 2016 - and our audited financial statements for the fiscal years ended August 31, 2017 and 2016 immediately follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SATUSA Corporation:

We have audited the accompanying balance sheets of SATUSA Corporation ("the Company") as of August 31, 2017 and 2016 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SATUSA Corporation, as of August 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
----------------------
B F Borgers CPA PC

Lakewood, CO
December 20, 2017

                               SATUSA CORPORATION
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2017           2016
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $ 67,662      $    752
  Accounts Receivable                                  4,891         4,650
                                                    --------      --------
TOTAL CURRENT ASSETS                                  72,553         5,402
                                                    --------      --------

      TOTAL ASSETS                                  $ 72,553      $  5,402
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  4,320      $  5,750
  Payable to Affiliates                               78,639        34,498
                                                    --------      --------
TOTAL CURRENT LIABILITIES                             82,959        40,248
                                                    --------      --------

      TOTAL LIABILITIES                               82,959        40,248
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,400,000
   shares issued and
   outstanding as of August 31,
   2016 and 2015, respectively)                        1,240         1,240
  Additional paid-in capital                          10,760        10,760
  Deficit accumulated during development stage       (22,406)      (46,836)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                           (10,406)      (34,846)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 72,553      $  5,402
                                                    ========      ========








The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                            Statements of Operations
-----------------------------------------------------------------------------

                                   Year Ended      Year Ended
                                   August 31,      August 31,
                                      2017            2016
                                   ----------      ----------
Operating Revenue                  $   48,846      $   35,565
                                   ----------      ----------
Total Revenue                          48,846          35,565

Cost of Services                       (4,370)         (3,792)
                                   ----------      ----------

Gross Profit                           44,476          31,773

Expenses
  General and Administrative           20,036          11,961
                                   ----------      ----------
Total Expenses                         20,036          11,961

                                   ----------      ----------

NET INCOME (LOSS)                  $   24,440     $    19,636
                                   ==========      ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $     0.00     $      0.00
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,400,000      12,400,000
                                   ==========      ==========




















  The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                        Statement of Stockholders' Equity
             From January 29, 2009 (Inception) through August 31, 2017
-----------------------------------------------------------------------------
                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------

BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2014                                             (9,960)   (9,960)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2015                                            (10,504)  (10,504)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                      ==========   =======    =======    =========  ========

Net Income,
August 31, 2016                                             19,636    19,636
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,846) $(34,847)
                      ==========   =======    =======    =========  ========

Net Income,
August 31, 2017                                             24,440    24,440
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2017     12,400,000   $ 1,240    $10,760    $ (22,406) $(10,406)
                      ==========   =======    =======    =========  ========










  The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                         Year Ended  Year Ended
                                          August 31,  August 31,
                                            2017        2016
                                         ----------  ----------

OPERATING ACTIVITIES
  Net Income (loss)                      $  24,440   $  19,636
  Net Change in Accounts Receivable           (241)     (4,650)
  Net Change in Accounts Payable            (1,430)        250
                                           --------    --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      22,769      15,236

FINANCING ACTIVITIES
  Net Advances from(to) Affiliate           44,141     (14,521)
                                           --------    --------

NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                      44,141     (14,521)
                                           --------    --------

NET INCREASE (DECREASE) IN CASH             66,910         715

CASH AT BEGINNING OF PERIOD                    752          37
                                           --------    --------

CASH AT END OF PERIOD                    $  67,662    $    752
                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --
                                           ========    ========

  Income Taxes                             $    --     $     --
                                           ========    ========












  The accompanying notes are an integral part of these Financial Statements.

                            SATUSA CORPORATION
                          Notes to Financial Statements
                               August 31, 2017
-----------------------------------------------------------------------------

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

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2017 and 2016, the Company had 12,400,000 shares of its common stock issued and outstanding, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The basis of accounting conforms to Accounting Principles generally accepted in the United States of America ("US GAAP"). The Company has elected an August 31 year end.

B. EARNINGS PER SHARE

ASC No. 260, "Earnings Per Share", specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items, such as options or warrants, in the Company.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has not recorded any reserves for uncertain income tax positions.

F. REVENUE

The Company records revenue on the accrual basis when all services have been performed and delivered, the amounts are readily determinable, and collection is reasonably assured.

G. ACCOUNTS RECEIVABLE

The Company has had a history of collecting the full amount of their receivables. As a result, they have provided no allowance or reserves for doubtful accounts.

H. ADVERTISING

The Company will expense its advertising when incurred. There have been no advertising costs since inception.

I. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed the recently issued accounting pronouncements relating to the treatment and recording of certain accounting transactions and has determined that there are none that would materially impact or effect these financial statements.


NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company's activities for the past two years have produced regular net income and positive cash flows. These positive results are expected to continue in the future. In addition, the founder has agreed to and does not plan to draw on the amount due him in a manner that would negatively impact the Company's financial position. However, there can be no assurances that the Company will be able to accomplish these plans.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.
NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2017 and 2016, the net amounts owing the sole officer and director were $78,639 and $34,498, respectively. These amounts are payable on demand and are non-interest bearing.

During 2017, the officer advanced funds and paid expenses on the Company's behalf totaling $83,801 and the Company made payments to the officer totaling $39,660.

During 2017, the Company paid a total of $2,000 to the daughter of the sole officer for her services provided to the Company.

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

NOTE 6. INCOME TAXES

                                                         As of August 31,

                                                         2017       2016
                                                        ------     ------
     Deferred tax assets:
       Net operating loss carryforwards               $ 22,407   $ 46,847
       Tax Rate                                             34%        34%
                                                        ------     ------

       Gross deferred tax assets                         7,618     15,928
       Valuation allowance                              (7,618)   (15,928)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31:

     Common  stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 shares issued and outstanding as of August
        31, 2017 and 2016, respectively.

On May 29, 2009 the Company issued a total of 12,000,000 shares of common stock to its sole officer/director for cash at $0.00017 per share for total proceeds of $2,000.

During the fiscal year 2013, the Company sold and issued a total of 400,000 shares of common stock to various investors for cash at $0.025 per share for total proceeds of $10,000.

NOTE 8. SUBSEQUENT EVENTS

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

Under the supervision and with the participation of our President, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of August 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2018.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

BACKGROUND INFORMATION

Mr. Kevin Nichols has been the President, Secretary, Treasurer and sole Director of SATUSA since January 29, 2009, the date of its inception.

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past nineteen years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, SAT, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. These companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities. Through his SAT LLC, Mr. Nichols has also designed and taught an SAT Prep program to local area high school students for the past six years.

Prior to self-employment, Mr. Nichols held positions primarily in areas of accounting and finance with such companies as Arthur Andersen & Co, SAFECO Properties, Wells Fargo, Seafirst Bank, Bank of America, and Kiemle Hagood.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of SATUSA, whose one year terms will expire January 31, 2018, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          58    President,         1/29/2009          1/31/2018
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

                           SUMMARY COMPENSATION TABLE
                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2017     0      0       0      0         0         0       0      0
President,2016     0      0       0      0         0         0       0      0
CEO & CFO 2015     0      0       0      0         0         0       0      0
          2014     0      0       0      0         0         0       0      0
          2013     0      0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,250, for tax services were $0, and for other services were $0 during the year ended August 31, 2017.

For the year ended August 31, 2016, the total fees charged to the Company for audit services were $9,250, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  23.1        Consent of Independent Auditors

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on December 13, 2017.

SATUSA CORPORATION, Registrant

/s/ Kevin Nichols                                          December 20, 2017
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)