Form 10-Q
period 2017-11-30
Essense Water, Inc.
filed 2018-01-19
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of January 15, 2018

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended November 30, 2017 immediately follow.

                              SATUSA Corporation
                Unaudited Interim Condensed Balance Sheets
                            As of November 30, 2017
----------------------------------------------------------------------------

                                            November 30,       August 31,
                                                2017              2017
                                             unaudited
                                              -------           --------
Current Assets
  Cash                                     $   11,119         $   67,662
  Accounts Receivable                           2,560              4,891
                                              -------           --------

   Total Current Assets                        13,679             72,553
                                              -------           --------

LIABILITIES
Current Liabilities
  Accrued Liabilities                           3,940              4,320
  Related Party Payable                        16,952             78,639
                                              -------           --------

   Total Current Liabilities                   20,892             82,959
                                              -------           --------

   Total Liabilities                           20,892             82,959
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of November 30, 2017 and
       August 31, 2017                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Accumulated Deficit                           (19,213)          (22,406)
                                              -------           --------

   Total Shareholders' Equity                  (7,213)          (10,406)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $  13,679          $ 72,553
                                              -------           --------


The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
            Unaudited Interim Condensed Statements of Operations
-----------------------------------------------------------------------------
                                   Three Months     Three Months
                                      Ended             Ended
                                    November 30,    November 30,
                                        2017             2016
                                    unaudited        unaudited
                                       ------           ------
Operating Revenue                   $   7,204        $   8,165
                                       ------           ------
Total Revenue                           7,204            8,165

Cost of Services                          424              597
                                       ------           ------
Gross Profit                            6,780            7,568
                                       ------           ------

Expenses:
   General & Administrative             3,586            2,726
                                       ------           ------

Total Expenses                          3,586            2,726
                                       ------           ------

Provision for Income Taxes                  0                0
                                       ------           ------

Net Income (Loss)                   $   3,194       $   4,842
                                       ------           ------






Net Loss per Common Share -
    Basic and Diluted               $   (0.00)       $  (0.00)

Weighted Average Number of
   Shares Outstanding -
    Basic and Diluted	              12,400,000      12,400,000











The accompanying notes are an integral part of these financial statements.

                              SATUSA Corporation
              Unaudited Interim Condensed Statements of Cash Flows
-----------------------------------------------------------------------------
                                   Three Months     Three Months
                                      Ended             Ended
                                    November 30,    November 30,
                                        2017             2016
                                    unaudited        unaudited
                                       ------           ------
Operating Activities:
  Net Income (Loss)                $    3,194       $    4,842

Adjustments to reconcile net loss
     to net cash flow provided by
     (used in) operating activities:

Changes in operating liabilities:
  Increase (decrease) in
     Accounts Receivable                2,331            2,605
     Accounts Payable                    (380)          (2,130)

Net Cash Provided By (Used In)
  Operating Activities                  5,145            5,316

Cash Flows from Financing Activities:
  Related Party Advances              (61,688)           4,250

Net Cash Flows Provided by
  Financing Activities                (61,688)          (3,070)

Net Increase (Decrease) in Cash       (56,543)           2,246

Cash - Beginning of Period             67,662              752

Cash - End of Period              $    11,119      $     2,998


Supplemental Disclosure of Cash Flow Information:
  Cash Paid For:
    Interest                      $       -        $        -
    Income Taxes                  $       -        $        -












The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation
     Unaudited Interim Condensed Statements of Shareholders' Equity
 For the Period From August 31, 2013 Through November 30, 2017
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Net Income
  August 31, 2016                                           19,636    19,636
                        -----------------------------------------------------
BALANCE,
  August 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income
  August 31, 2017                                           24,440    24,440
                        -----------------------------------------------------

BALANCE,
  August 31, 2017     12,400,000   $ 1,240    $10,760    $ (22,406) $(10,406)
                        -----------------------------------------------------

Net Income - Three Months
    Ended November 30, 2017	                                  3,194     3,194
                        -----------------------------------------------------

BALANCE,
  NOVEMBER 30, 2017   12,400,000   $ 1,240    $10,760    $ (19,213) $ (7,213)
                        ====================================================



The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2017, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it took on the existing operations of SAT LLC, which was run by the officer, and also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2017 audited financial statements. The results of operations for the period ended November 30, 2017 are not necessarily indicative of the operating results for the full year.

During the most recent quarter, the officer advanced funds and paid expenses on the Company's behalf totaling $281 and the Company made payments to the officer totaling $61,968.

The Company has an operating loss carryforward from the prior year that was used to offset the current year's net income. As a result it has no provision for taxes payable, as the carryforward continues to offset any net income for year to date results.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of November 30, 2017, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

During the three months ended November 30, 2017, the Company's revenues totaled $7,204, versus $8,165 during the period in the prior year. These revenues were derived from class fees for students attending the SAT prep class.

The Company incurred Cost of Services during the most recent quarter of $424 for books, copying, supplies and other class-related expenses, while incurring $597 in the prior year. We also incurred $3,586 in General and Administrative costs for most recent quarter, consisting of $1,770 in accounting and professional services and $1,966 for miscellaneous expenses. For the same period in the prior year, expenses totaled $2,726 consisting of $1,750 in accounting services and $956 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2017, our cash balance has decreased, from a balance of $67,662 to $11,119 as the Company paid down the balance owned to the Founder. Cash flow from operations totaled $5,145 in this most recent quarter and $5,316 for the quarter ended November 30, 2016,

Accounts Receivable decreased to $2,560 at November 30, 2017, from $4,891 at year end, as the Company reflected the billings for classes incurred in October, but not yet fully received.

Accrued liabilities are down slightly, from $4,320 at year end to $3,940 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $78,639 at year end to a present balance of $16,952 as the founder received a large pay down on the amount owed him. Continuing to reflect the positive operating results of the new business plan, Shareholders' Equity increased from $(10,406) at year end to $(7,213) as of November 30, 2017.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended November 30, 2017.

                      Balance Sheet Data:          11/30/17
                      -------------------          --------
                      Cash                        $  11,119
                      Total Assets                $  13,679
                      Total Liabilities           $  20,292
                      Shareholders' Equity        $  (7,213)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at November 30, 2017 was $11,119. With its new business plan, the Company is now generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $5,145 versus $$5,316 for the same period in the prior year.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of November 30, 2017 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $16,952. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Continue to expand the local operation of the SAT preparatory program.

2. Continue to design, create, and finalize the training materials and overall program so that it may be duplicated and provided/leveraged in other locations.

3. Design and establish website and marketing/promotion materials.

4. Meet with prospective instructors locally and regionally to expand the program.

5. Study the regional and national markets to help define the "niche" in which to best set up the program to succeed.

6. Pursue "franchise" opportunities and partnering relationships to expand the Company's footprint and revenue sources.

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

As of November 30, 2017 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2017.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2018.

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

January 15, 2018         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)