Form 10-Q
period 2018-02-28
Essense Water, Inc.
filed 2018-04-23
CIK 1459287

n                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

                              SATUSA Corporation
                Unaudited Interim Condensed Balance Sheets
                            As of February 28, 2018
----------------------------------------------------------------------------
                                            (unaudited)        (audited)
                                            February 28,       August 31,
                                                2018              2017
                                              -------           --------
Current Assets
  Cash                                     $   10,506         $   67,662
  Accounts Receivable                           2,145              4,891
                                              -------           --------

   Total Current Assets                        12,651             72,553
                                              -------           --------

LIABILITIES
Current Liabilities
  Accrued Liabilities                           1,620              4,320
  Related Party Payable                        14,136             78,639
                                              -------           --------

   Total Current Liabilities                   15,756             82,959
                                              -------           --------

   Total Liabilities                           15,756             82,959
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of February 28, 2018 and
       August 31, 2017                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Accumulated Deficit                           (15,105)          (22,406)
                                              -------           --------

   Total Shareholders' Equity                  (3,105)          (10,406)
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $  12,651          $ 72,553
                                              -------           --------


  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations



                                  Three      Three        Six       Six
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                               February   February   February   February
                                28,2018    28,2017    28,2018    28,2017
                                -------    -------   -------    -------

Operating Revenue              $  9,740   $ 12,710    $ 16,944   $ 20,875
                                 ------     ------      ------     ------
Total Revenue                     9,740     12,710      16,944     20,875

Cost of Services                  1,350        984       1,570      1,535
                                 ------     -------     ------     ------

Gross Profit                      8,390     11,726      15,374     19,340
                                 ------     ------      ------     ------

Expenses:
   General & Administrative       4,282     4,517       8,072       7,290
                                 ------     ------      ------     ------

Total Expenses                    4,282     4,517       8,072       7,290
                                 ------     ------      ------     ------

Provision for Income Taxes            0         0           0           0
                                 ------     ------      ------     ------

Net Income (Loss)              $  4,108   $ 7,209    $  7,302    $ 12,050


Net Loss per Common Share -
   Basic and Diluted           $  (0.00)  $ (0.00)   $ (0.00)    $  (0.00)
                                   ====      ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000  12,400,000
                             ========== ========== ==========  ==========










  The accompanying notes are an integral part of these financial statements.

SATUSA Corporation
Unaudited Interim Condensed Statements of Cash Flows


                                             Six Months      Six Months
                                                  Ended           Ended
                                               February        February
                                                28,2018         28,2017
                                                -------         -------

Cash Flows from Operating Activities:
   Net Income(Loss)                           $   7,302       $  12,050
   Net Change in A/R                              2,746             175
   Net Change in A/P                             (2,700)         (4,130)
                                                  -----           -----

Net Cash Provided By
   (Used In) Operating Activities                 7,348           8,095
                                                  -----           -----

Cash Flows from Financing Activities:
   (Repayments to) Advances from Affiliate      (64,503)         (8,809)
                                                  -----           -----

Net Cash Flows Provided by
   Financing Activities                         (64,503)         (8,809)
                                                  -----           -----

Net Increase (Decrease) in Cash                 (57,155)           (714)
                                                  -----           -----

Cash - Beginning of Period                       67,662             752

Cash - End of Period                           $ 10,508      $       38
                                                  =====             ===

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                                 $      -      $        -
      Income Taxes                             $      -      $        -













  The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation.
     Unaudited Interim Condensed Statements of Shareholders' Equity
     For the Period From August 31, 2013 Through February 28, 2018
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2016                                   19,636    19,636
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2017	                                   24,439    24,439
                        -----------------------------------------------------

BALANCE,
  AUGUST 31, 2017     12,400,000   $ 1,240    $10,760    $ (22,408) $(10,408)
                        -----------------------------------------------------

Net Income - Six Months
    Ended February 28, 2018	                                  7,302     7,302
                        -----------------------------------------------------

BALANCE,
  FEBRUARY 28, 2017   12,400,000   $ 1,240    $10,760    $ (15,105) $ (3,105)
                        ====================================================




The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2018, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2017 audited financial statements. The results of operations for the period ended February 28, 2018 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of February 28, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

During the 3rd quarter of fiscal 2016, the Company chose to forego its previous business of a water-based flavored drink and adopt a new business plan. This plan is to provide an SAT Preparatory program that has been designed with a focus to expand on a regional and possibly national basis to help train high-school students for these rigorous and extremely important college entrance exams.

In doing so, the Company continues to expand and has generated consistent revenues.

During the three months ended February 28, 2018, the Company's revenues totaled $9,740 versus $12,710 for the same period in the prior year. The decrease is due to some scheduling conflicts with the new location for the class. These are the revenues derived from class fees for students attending the SAT prep class.

The Company incurred Cost of Services during the most recent quarter of $1,350 versus $984 for same period previous year for books, copying, supplies and other class-related expenses. We also incurred $4,212 in General and Administrative costs for most recent quarter, consisting of $1,920 in accounting/professional services and $1,096 for insurance and $1,266 in miscellaneous expenses. For the same period in the prior year, these expenses totaled $4,517, consisting of $1,920 in accounting/professional services, insurance of $1,096, and $1,501 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2018, our cash balance has decreased, from a balance of $67,662 to $10,506, as a large portion of the advances from the Founder were paid back. Our cash flow from operations totaled $7,348 for the quarter ended February 28, 2018, and $8,095 for the same period in the prior year. Net Repayments to Related Party totaled $64,503 for the most recent quarter.

Accounts Receivable decreased to $2,145 at February 28, 2018, from $4,891 at year end, as the Company reflected the billings for classes taught in February, which is a partial month and also when a new session of classes begins versus a full month of billings at year end.

Accrued liabilities are down from $4,320 at year end to $1,620 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $78,639 at year end to a present balance of $14,136 as the founder received a large repayment from the accumulated cash balance during the quarter. Reflecting the continued positive operating results of our new business plan, Shareholders' Equity increased from $(10,406) at year end to $(3,105) as of February 28, 2018.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended February 28, 2018.

                      Balance Sheet Data:          2/28/18
                      -------------------          --------
                      Cash                        $  10,506
                      Total Assets                $  12,651
                      Total Liabilities           $  15,756
                      Shareholders' Equity        $  (3,105)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2018 was $10,506. With its new business plan, the Company is now generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $7,348 and totaled $8,095 for the same period in the prior year.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2018 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $14,136. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Continue with the local operation of the SAT preparatory program.

2. Finalize the design and creation of the training materials and overall program so that it may be duplicated and provided/leveraged in other locations.

3. Finish the design and website and marketing/promotion materials.

4. Meet with prospective instructors locally and regionally to expand the program.

5. Study the regional and national markets to help define the "niche" in which to best set up the program to succeed.

6. Explore the ability to "franchise" the test-prep program to allow for our regional/national expansion.

7. Look into creating an "on-line" series of classes/teaching to better leverage the Founders' reach and allow expansion of our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources material to investors.

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

As of February 28, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2018.

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

April 18, 2018         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)