Form 10-Q
period 2018-05-31
Essense Water, Inc.
filed 2018-07-20
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2018x

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of July 15, 2018

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended May 31, 2018 immediately follow.

                            SATUSA Corporation
                 Unaudited Interim Condensed Balance Sheets
                             As of May 31, 2018


                                    ASSETS

                                                   May 31,        August 31,
                                                     2018              2017
Current Assets
Cash                                             $ 12,192          $ 67,662
Accounts Receivable                                 6,695             4,891
                                                      ---               ---

   Total Current Assets                            18,887            72,553
                                                      ---               ---

TOTAL ASSETS                                     $ 18,887          $ 72,553
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 1,620             4,320
Payable to Affiliates                               8,918            78,639
                                                   ------             -----

   Total Current Liabilities                       10,538            82,959
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 and 12,400,000 Shares
      Outstanding at May 31, 2018
      and August 31, 2017, Respectively             1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage       (3,651)          (22,406)
                                                   ------            ------

   Total Shareholders' Equity                       8,349          (10,406)
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $ 18,887          $ 72,553
                                                      ===               ===

  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations

                                  Three      Three       Nine       Nine
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                    May        May        May        May
                                31,2018   31,2017    31,2018    31,2017
                                -------    -------    -------    -------

Operating Revenue              $ 17,365   $ 17,360   $ 34,309   $ 38,235
                                  -----      -----      -----      -----
Total Revenue                    17,365     17,360     34,309     38,235

Cost of Services                 (2,123)    (1,968)    (5,164)    (4,865)
                                  -----      -----      -----      -----
Gross Profit                     15,242     15,392     29,145     33,370

Expenses:
   General & Administrative       3,787      2,365     10,388      8,293
                                  -----      -----      -----      -----

Total Expenses                    3,787      2,365     10,388      8,293
                                  -----      -----      -----      -----

Provision for Income Taxes            0          0          0          0
                                      -          -          -          -

Net Income (Loss)              $ 11,455   $ 13,027   $ 18,757   $ 25,077
                                 ======      =====     ======      =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00)   $ (0.00)   $ (0.00)   $ (0.00)
                                   ====       ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========











  The accompanying notes are an integral part of these financial statements.

                              SATUSA Corporation
              Unaudited Interim Condensed Statements of Cash Flows

                                            Nine Months    Nine Months
                                              Ended          Ended
                                               May            May
                                              31,2018       31,2017
                                              -------       -------

Cash Flows from Operating Activities:
   Net Income (Loss)                        $  18,757     $  25,079
   Net Change in Accounts Receivable           (1,804)       (2,005)
   Net Change in Accrued Liabilities           (2,700)       (3,320)
                                                  ---         -----

Net Cash Provided By
   (Used In) Operating Activities              14,253        19,754
                                                -----         -----

Cash Flows from Financing Activities:
   Net Repayments to Affiliate                (69,722)      (20,191)
   Proceeds from Sale of Common Stock               0             0
                                                -----         -----

Net Cash Flows Provided by
   Financing Activities                       (69,722)      (20,191)
                                                -----         -----

Net Increase (Decrease) in Cash               (55,469)         (437)
                                                -----         -----

Cash - Beginning of Period                     67,662           752

Cash - End of Period                         $ 12,193      $    313


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -













  The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation
     Unaudited Interim Condensed Statements of Shareholders' Equity
       For the Period From August 31, 2013 Through May 31, 2018
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2014	                                   (9,960)   (9,960)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                        -----------------------------------------------------

Deficit - Year
    Ended August 31, 2015	                                  (10,504)  (10,504)
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2016                                   19,636    19,636
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2017	                                   24,439    24,439
                        -----------------------------------------------------

BALANCE,
  FEBRUARY 28, 2018  12,400,000   $ 1,240    $10,760    $ (22,408) $(10,406)
                        ====================================================

Net Income - Period
    Ended May 31, 2018	                                      18,757    18,757
                        -----------------------------------------------------

BALANCE,
  MAY 31, 2018        12,400,000   $ 1,240    $10,760    $  (3,651) $  8,349
                        ====================================================



  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2018, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2018 audited financial statements. The results of operations for the period ended May 31, 2018 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2018, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

During the nine months ended May 31, 2018, the Company's revenues totaled $34,309, versus $38,235 during the same period in the prior year. These revenues were derived from class fees for students attending the SAT prep class. The decrease is due largely to some delays in the start dates of one of the sessions due to difficulties in finding a facility with a classroom to use for teaching the classes.

During the three months ended May 31, 2018, the Company's revenues totaled $17,365, versus $17,360 during the same period in the prior year.

In the operation of its classes, the Company incurred related Cost of Services during the most recent nine months totaling $5,164 for books, copying, supplies, and other class-related expenses. We also incurred $10,388 in General and Administrative costs for the same period, consisting of $4,860 in accounting/professional services and $2,192 for insurance and $3,336 in miscellaneous expenses. For the same period in the prior year, General and Administrative expenses totaled $8,293, consisting of $5,310 in accounting/professional services, $1,096 for insurance, and $1,887 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2017, our cash balance has decreased, from a balance of $67,662 to $12,192, as much of it was used to repay advances we had received from our founder. Our cash flow from operations totaled $14,253 for the nine months ended May 31, 2018, and Net Repayments to Related Party totaled $69,722 for the same period.

Accounts Receivable increased slightly to $6,695 at May 31, 2018, from $4,891 at year end, as the Company reflected the billings for classes incurred in May, but not yet fully received.

Accrued liabilities are down from $4,320 at year end to $1,620 at present due to the more expensive year-end "audit" being reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $78,639 at year end to a present balance of $8,918 as the founder received much of the net cash flow proceeds and a large portion of the excess cash balance. Reflecting the positive operating results of the new business plan, Shareholders' Equity finally turned positive, increasing from $(10,406) at year end to $8,349 as of May 31, 2018.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended May 31, 2018.

                      Balance Sheet Data:          5/31/18
                      -------------------          --------
                      Cash                        $  12,192
                      Total Assets                $  18,887
                      Total Liabilities           $  10,538
                      Shareholders' Equity        $   8,349

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2018 was $12,192. With its new business plan, the Company is consistently generating operating income and positive cash flows. Net cash from operating activities for the most recent three quarters was $14,253.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds until such time as the Company receives sufficient funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2018 our officer/director has loaned and paid expenses (net of repayments) directly on the Company's behalf totaling $8,918. These funds are payable upon demand and bear no interest.

PLAN OF OPERATION

Our plan of operation for the next 12 to 24 months consists of the following steps/stages:

1. Continue with the local operation of the SAT preparatory program;

2. Finalize the design and creation of the training materials and overall program so that it may be duplicated and provided/leveraged in other locations;

3. Finish and complete the design of the website and marketing/promotion materials;

4. Utilize the newly acquired domain, "satusa.net," to create an additional web-site to be used as the Company expands outside its core area to the Northwest and rest of the U.S.;

5. Meet with prospective instructors locally and regionally to expand the program.

6. Study the regional and national markets to help define the "niche" in which to best set up the program to succeed.

7. Explore the ability to "franchise" the test-prep program to allow for our regional/national expansion.

8. Look into creating an "on-line" series of classes/teaching to better leverage the Founders' reach and allow expansion of our business plan.

9. Explore possibly expanding the training/teaching to other standardized exams such the GRE, LSAT, and others.

At present, the Company is meeting with instructors/partners in North Idaho, the Seattle metropolitan area, and North Carolina and entering into possible collaberations within those markets.

Also, we have recently been approached to consider possible addition of a series of teachings/classes in training students for the GRE (graduate school admissions exam) and LSAT (law school exam).

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

As of May 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2018.

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

July 18, 2018           SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)