Form 10-K
period 2018-08-31
SATUSA Corp
filed 2018-11-16
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                  For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer   [ ]                    Smaller reporting company [X]
Emerging Growth Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 31, 2018 the registrant had 12,400,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of August 31, 2018.

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

The Company has been developing its proprietary teaching methods and techniques and has been correlating them to work together with and enhance student scores on the recently revised SAT exam. The SAT exam is owned, published, and administered by the College Board, a private not-for-profit corporation.

We are presently operating our program within the greater Spokane, WA area. In 2019, the Company plans to expand and add classes in North Idaho and the Seattle areas. However, our primary goal and focus is continue to market and promote our prep course to others looking to utilize these resources throughout the northwest, west coast, and within the entire U.S.

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

This tremendous increase in demand has been fueled by the intense desire of parents to see their children gain an edge in the classroom, coupled with the very competitive nature and importance of college admissions.

The SAT exam has been the "standard" for college admissions since the 1920's. Its test format had been relatively unchanged since then, until about three years ago when College Board announced they were making the first sweeping changes to the actual test. This resulted in increased anxiety for college-bound high school students and their parents.

Debuted in March of 2016, the revised SAT exam is the culmination of two-year focused effort by College Board. Designing the new exam to be even "more demanding" and to "better test students on what they will probably encounter in college" by College Board has meant greater demand for tutoring/prep within the industry.

This revised exam presented an opportunity for SATUSA to redesign and realign the Company's own already successful curriculum in a way that allows it to become a far-reaching business opportunity to expand beyond our current geographic boundaries and take the program to the entire U.S.

Our Product

The founder of the Company has designed and taught his own SAT prep class for many years to local area students. In doing so, he has learned what works and what does not, and has been continually refining his program and related curriculum accordingly.

While there are numerous practice books and various teaching methodologies taught by many publishers, such as College Board, Barrons, and Princeton Review, and classes taught by Kaplan, Sylvan Learning, and others, the founder has found that there is no one teaching in the same manner that his curriculum draws upon. Results are what count, and he has a multi-year track record of impressive results as evidence of his proprietary teaching methods.

With the new SAT test coming to market in March 2016, he saw the opportunity to rewrite his present curricula and revise his teaching materials and practice tests in a way that would allow the Company to not only expand within its own geographic area but, more importantly, allow them to expand the program, through franchise, partnership, or other means, to areas throughout the U.S. and possibly other countries.

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

There continues to be little to no effort being put forth in the public and private school systems in preparing their students for this most important college-entrance exam. For those self-motivated students, there are many means by which to learn and train on their own, whether through test-prep books or online classes. There are also numerous short-term "boot-camps" to help familiarize students with the exam. For most though, SATUSA's intensive hands-on training and the focused classroom environment of its program provides that extra level of reinforcement and commitment for students to get substantial score improvement.

Every student learns at different rates and has various strengths and weaknesses. By keeping SATUSA's class sizes to a maximum of 12-15 students, we are able to work with the individual student in a way that helps them see what they need to learn and focus on to best maximize their scores.

Our Company is located in Spokane, Washington, and will be expanding to serve the North Idaho and Seattle markets beginning in 2019. While Spokane has been our primary market, we are looking beyond the North Idaho and Seattle markets as we seek to further expand its classroom and teaching presence.

Distribution, Sales, and Marketing

The Company itself plans to directly promote, market, and expand their market area as it begins growing outside the afore-mentioned primary markets.

We see three possible means for expansion of our Company - some form of a teaching partnership with local teaching groups or individuals, franchising, and possibly internet/web-based programs.

In setting up teaching partnerships, the Company would look to recruit local instructors, help them with how to teach the class program, provide teaching materials, and even teach/oversee a few classes to help get them started. In this situation, the Company foresees either paying the instructor(s) to teach the classes, or possibly do some form of a partnership arrangement in which the instructors share more directly in the success of the program that they would be in charge of.

As earlier stated, we are expanding our territory in 2019 to North Idaho and Seattle markets. We are also looking at the Tri-Cities area in south central Washington, further penetration within the Seattle metropolitan market, and Portland. These are the more natural and easier markets for our immediate expansion efforts due to the relatively close nature that allow easier training of the teachers.

The Company feels that its program provides a great opportunity as a franchise. The founder has a great deal of proprietary information, teaching methods, and curriculum that he has compiled which he readily uses in his classroom teachings. These have already been put into a training materials format and can now be licensed to qualified instructors/groups in areas throughout the U.S. In this franchise scenario, the Company envisions an upfront cost to buy the franchise and then an ongoing royalty from the revenues that the various franchisees are able to produce.

The third opportunity that we considering would be to produce and offer our prep course directly to consumers via the Internet through a focused training/teaching website. This program could either have "live" streams with students from all over, or have class sessions produced and recorded that students could access and "attend" on their own.

Competition

The test prep and tutoring industry is extremely competitive, as evidenced by the tremendous growth over the past few years, and also by the projected increases, both in the U.S and globally in total market size. The primary areas of competition include pricing, timing of the classes throughout the year, tutors, curriculum, and marketing campaigns.

The Company's product competes directly with a wide range of prep programs and classes promoted by a relatively large number of companies. Many of these have enjoyed broad, well-established national recognition for years, through well-funded advertising and other marketing campaigns, as well as detailed and complex study materials/books. Many of the companies have far greater financial, marketing, and distribution resources than the Company has.

Important factors that will affect our ability to compete successfully include the proven and long-standing history of the Company's proprietary program. It was designed to offer students the best chance of increasing their test scores by steadily building on its proven fundamentals and teaching students how to counteract the trickiness and difficulties presented in the SAT exam. It also is designed to take the students, from a timing standpoint, right up and through the exams, as opposed poorly-timed or shorter courses in which the teachings are soon forgot once the class ends.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have expended approximately $1,000 in funds for research and development costs incurred by our founder over past two years.

At the present time, most all development costs are related to the founder putting his teaching methodology(s) in place, designing and completing the teaching materials and curriculum as the Company seeks to expand. There are minimal costs in his doing so.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer and director, Kevin Nichols. Mr. Nichols currently devotes ten to twenty hours per week to Company matters and, if necessary, will devote as much time as is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and our current employee.

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

WE LACK AN OPERATING HISTORY AND HAVE PRODUCED LOSSES WHICH MAY NOT CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in January 2009 and we have minimally started our originally-proposed business activities. With its new business strategy and direction, the Company does not yet have a long-standing history of regular revenue production. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $66,483 from inception to August 31, 2015, as we progressed with the Company's original business plan. For our most recent year, our new business model has produced Total Revenues of $44,089 (versus $48,846 fr last fiscal year) and Net Income of $19,541 (versus $24,271 for last year). Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Even after we successfully complete the development of our prep program, we will have to spend substantial funds on our marketing and sales efforts before we will know if we have a commercially viable and marketable/sellable product as we expand outside of our primary market area.

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

At present, the actual classroom teachings are held in classrooms at local churches and community centers which generally make the space available without any formal agreement and minimal charges. The Company has given the church stipends, for its gratitude in providing the teaching space, ranging from $500 to $1,000 per year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended August 31, 2018.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

We are not listed or traded on any exchange. We have not had any active trading in our stock as of the date of this report.

As of August 31, 2018, there were forty-three (43) shareholders of record holding a total of 12,400,000 shares of the Company's common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

TRANSFER AGENT

The Company has yet to appoint a Transfer Agent. We will do so when and as it may be required in the furtherance of the business plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

From inception through the yearend of August 31, 2015, the Company had produced no revenues. In early calendar 2016, the Company abandoned its original business plan and brought in the new SAT prep business strategy. As a result, it has since produced Operating Revenues from the SAT program of $44,089 and $48,846 for the years ended August 31, 2018 and 2017, respectively. Net Income in our most recent year totaled $19,541 versus $24,440 for the prior fiscal year.

We incurred Total Expenses of $20,176 for the year ended August 31, 2018, while incurring Total Expenses of $20,036 for the prior year. These expenses consisted of the costs of teaching the classes, including books, printing and supplies, and general operating expenses incurred primarily in maintaining our corporate status, product development, accounting services, and the preparation and filing of our ongoing periodic reports.

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

The following table provides selected financial data about our Company for the period ended August 31, 2018.

                     Balance Sheet Data:            8/31/18
                     -------------------            -------
                     Cash                          $ 10,705
                     Total Assets                  $ 14,825
                     Total Liabilities             $  5,690
                     Shareholders' Deficit         $  9,135

Until three years ago, our auditors expressed their doubt about our ability to continue as a "going concern" unless we are able to raise additional capital and ultimately generate profitable operations. For the past three years, the Company received a "clean" opinion, based on the profitable nature of the Company since it changed business direction and adopted its SAT prep strategy.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at August 31, 2018 was $10,705. This amount, coupled with the expected cash flow for the year is considered adequate to provide for our projected expansions to North Idaho and the Seattle areas.

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

We intend to accomplish the foregoing and will measure our accomplishment through the following milestones:

1. Continue with and expand our local area SAT prep program. This is what has provided the Company's operating revenues over the past three years. The Company has met with success and is achieving great results from students with the new curriculum that it has put together for teaching the newly revised SAT exam.

2. Expand the local area programs through a series of meetings with area high school administrators, homeschool co-ops, and private schools. Use this to promote what we do, share the results of the SAT prep program, and provide a means for them to consider how the Company may help them achieve better test results for more of their students.

3. As we progress with the above milestones, we will also be further enhancing our curriculum, class materials, and lesson plans with an eye towards making them available for use and teaching by others as we expand our footprint outside the local market area.

4. Look at and meet with representatives within the outlying communities that might be interested in sponsoring or putting together programs for their local students. This will include our planned expansions within and to other communities in western Washington and north Idaho that are within distance of a few hour commute.

5. Design and establish a better website/presence that will allow us to market not only to local communities but also to areas in which we look to expand. As this website is enhanced, the Company will keep an eye towards making it one that can be copied by partners or franchisees and used by them in their local areas. We will also keep an eye towards how we may use it to offer online classes, training, and other resources.

6. Analyze and assess larger markets outside the local areas, such as Portland, Boise, Salt Lake City, etc. to get an idea of how our program would best fit in those markets. Make contacts within those various school districts for interest levels and also for possible tutors that could teach the program in those markets.

7. Research, assess, and pursue how to best expand on a much larger basis throughout the U.S. This would include the "franchising" of the business model and/or through partnerships.

8. Design and prototype video classes that can be established/published via our web-site for students outside our immediate market area.

8. Research and pursue the means by which the Company could reach outside the U.S. market to various tutoring groups/companies seeking to enhance their operations by offering hands-on training in the U.S. We have been approached by a couple of groups from Asia (China and Korea) that have expressed a desire to facilitate and teach groups of students that would come to the U.S. for intensive hands-on training of the SAT.


OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Auditors' Reports - for fiscal 2018 and 2017 - and our audited financial statements for the fiscal years ended August 31, 2018 and 2017 immediately follow.

        Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SATUSA Corporation Opinion on the Financial Statements

We have audited the accompanying balance sheets of SATUSA Corporation (the "Company") as of August 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.


/s/ BF Borgers CPA PC
BF Borgers CPA PC1

We have served as the Company's auditor since 2016
Lakewood, CO

November 14, 2018

                               SATUSA CORPORATION
                                 Balance Sheets
-----------------------------------------------------------------------------
                                                     As of          As of
                                                   August 31,      August 31,
                                                      2018           2017
                                                    --------       --------
                                     ASSETS
CURRENT ASSETS
  Cash                                              $ 10,705      $ 67,662
  Accounts Receivable                                  4,120         4,891
                                                    --------      --------
11
                                                    --------      --------

      TOTAL ASSETS                                  $ 14,825      $ 72,553
                                                    ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities          $  3,780      $  4,320
  Payable to Affiliates                                1,910        78,639
                                                    --------      --------
TOTAL CURRENT LIABILITIES                              5,690        82,959
                                                    --------      --------

      TOTAL LIABILITIES                               5,690        82,959
                                                    --------      --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 75,000,000
   shares authorized; 12,400,000
   shares issued and
   outstanding as of August 31,
   2018 and 2017, respectively)                        1,240         1,240
  Additional paid-in capital                          10,760        10,760
  Deficit accumulated during development stage        (2,865)      (22,406)
                                                    --------      --------
TOTAL STOCKHOLDERS' EQUITY                             9,135       (10,406)
                                                    --------      --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 14,825      $ 72,553
                                                    ========      ========









The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                            Statements of Operations
-----------------------------------------------------------------------------

                                   Year Ended      Year Ended
                                   August 31,      August 31,
                                      2018            2017
                                   ----------      ----------
Operating Revenue                  $   44,089      $   48,846
                                   ----------      ----------
Total Revenue                          44,089          48,846

Cost of Services                       (4,372)         (4,370)
                                   ----------      ----------

Gross Profit                           39,717          44,476

Expenses
  General and Administrative           20,176          20,036
                                   ----------      ----------
Total Expenses                         20,176          20,036

                                   ----------      ----------

NET INCOME (LOSS)                  $   19,541     $    24,440
                                   ==========      ==========

BASIC EARNINGS (LOSS)
  PER SHARE                        $     0.00     $      0.00
                                   ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         12,400,000      12,400,000
                                   ==========      ==========




















  The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                        Statement of Stockholders' Equity
                 From August 31, 2013 through August 31, 2018
-----------------------------------------------------------------------------
                                                         Deficit
                                                        Accumulated
                                   Common   Additional    During
                           Common  Stock     Paid-in    Development
                           Stock   Amount    Capital       Stage      Total
                           -----    ------    -------    ----------   ------

BALANCE,
  AUGUST 31, 2013     12,400,000   $ 1,240    $10,760    $ (46,018) $(34,018)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2014                                             (9,960)   (9,960)
                      ----------   -------   -------    ----------   -------

BALANCE,
  AUGUST 31, 2014     12,400,000   $ 1,240    $10,760    $ (55,979) $(43,979)
                      ==========   =======    =======    =========  ========

Net loss,
August 31, 2015                                            (10,504)  (10,504)
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2015     12,400,000   $ 1,240    $10,760    $ (66,483) $(54,483)
                      ==========   =======    =======    =========  ========

Net Income,
August 31, 2016                                             19,636    19,636
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,846) $(34,847)
                      ==========   =======    =======    =========  ========

Net Income,
August 31, 2017                                             24,440    24,440
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2017     12,400,000   $ 1,240    $10,760    $ (22,406) $(10,406)
                      ==========   =======    =======    =========  ========

Net Income,
August 31, 2018                                             19,541    19,541
                      ----------   -------   -------    ----------   -------
BALANCE,
  AUGUST 31, 2018     12,400,000   $ 1,240    $10,760    $  (2,865) $  9,135
                      ==========   =======    =======    =========  ========



  The accompanying notes are an integral part of these Financial Statements.

                               SATUSA CORPORATION
                            Statements of Cash Flows
-----------------------------------------------------------------------------
                                         Year Ended  Year Ended
                                          August 31,  August 31,
                                            2018        2017
                                         ----------  ----------

OPERATING ACTIVITIES
  Net Income (Loss)                      $  19,541   $  24,440
  Net Change in Accounts Receivable            771        (241)
  Net Change in Accounts Payable              (540)     (1,430)
                                           --------    --------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      19,772      22,769

FINANCING ACTIVITIES
  Net Advances from(to) Affiliate          (76,729)      44,141
                                           --------    --------

NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                     (76,729)      44,141
                                           --------    --------

NET INCREASE (DECREASE) IN CASH            (56,957)      66,910

CASH AT BEGINNING OF PERIOD                 67,662         752
                                           --------    --------

CASH AT END OF PERIOD                    $  10,705    $ 67,662
                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                 $    --     $     --
                                           ========    ========

  Income Taxes                             $    --     $     --
                                           ========    ========












  The accompanying notes are an integral part of these Financial Statements.

                            SATUSA CORPORATION

                          Notes to Financial Statements
                               August 31, 2018
-----------------------------------------------------------------------------
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company's authorized share capital consists of 75,000,000 shares of common stock, $0.0001 par value per share. At August 31, 2018 and 2017, the Company had 12,400,000 shares of its common stock issued and outstanding, respectively.

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

F. REVENUE RECOGNITION

The Company recognizes revenue pursuant to revenue recognition principles presented in SAB Topic 13. First, persuasive evidence of an arrangement, second, delivery has occurred and/or services have been rendered, thirdly the seller's price to the buyer is fixed or determinable and lastly collectability is reasonably assured.

The Company's revenue was mainly derived from one source:

Teaching services income/revenues are earned by the Company in return for delivering classroom and other services related to the teaching(s) of their proprietary SAT Preparation course. These revenues are billed monthly and paid by client, and as such are initially recorded as an asset with an offsetting earned revenue. The value of the revenue earned is recognized based upon the classroom attendance by the student against the pre-set charge for each class. This revenue is recognized in the month that services were provided. By recognizing the revenue in this manner, the Company is following the guidelines of FASB ASC 605 and SAB Topic 13, in that the Company is only recognizing revenue once the value of the revenue received is fixed and determinable. In addition, the Company is applying the definition of readily determinable fair value presented at Accounting Standards Codification 820-10-15-5 in assessing the amount to recognize in each accounting period. The revenue is recognized as revenue in the period the services were delivered.

The Company is finalizing the implementation of ASC 606 revenue recognition and expecting no significant financial impact on company's financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The Company's sole Officer and Director has advanced/loaned the Company funds and has paid certain third-party expenses on behalf of the Company. As of August 31, 2018 and 2017, the net amounts owing the sole officer and director were $1,910 and $78,639, respectively. These amounts are payable on demand and are non-interest bearing.

During 2018, the officer advanced funds and paid expenses on the Company's behalf totaling $4,168 and the Company made payments to the officer totaling $80,898.

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

NOTE 6. INCOME TAXES

                                                         As of August 31,

                                                         2018       2017
                                                        ------     ------
     Deferred tax assets:
       Net operating loss carryforwards               $  3,035   $ 22,576
       Tax Rate                                             21%        21%
                                                        ------     ------

       Gross deferred tax assets                           637      4,741
       Valuation allowance                                (637)    (4,741)
                                                        ------     ------

       Net deferred tax assets                        $      0   $      0
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

NOTE 7. STOCK TRANSACTIONS

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2018 and 2017:

     Common stock, $0.0001 par value: 75,000,000 shares authorized;
        12,400,000 shares issued and outstanding as of August
        31, 2018 and 2017, respectively.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2019. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2019.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

BACKGROUND INFORMATION

Mr. Kevin Nichols has been the President, Secretary, Treasurer and sole Director of SATUSA since January 29, 2009, the date of its inception.

His background is as follows:

BBA Boise State University, Boise, ID
Major: Accounting and Finance

Over the past nineteen years, Mr. Nichols has been self-employed as an independent business consultant through his wholly-owned company, SAT, LLC and through Altres Group, LLC, which is owned jointly, on a 50/50 basis by him and his brother, Jeff Nichols. These companies specialize in providing assistance with the many start-up and other requirements of new and existing businesses, including company formations and structuring, elements of tax and accounting, and analyzing existing businesses for inefficiencies, ways to increase profits, and seek new growth opportunities. Mr. Nichols has also designed and taught an SAT Prep program to local area high school students for the past several years.

Prior to self-employment, Mr. Nichols held positions primarily in areas of accounting and finance with such companies as Arthur Andersen & Co, SAFECO Properties, Wells Fargo, Seafirst Bank, Bank of America, and Kiemle Hagood.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The sole officer and director of SATUSA, whose one-year term will expire January 31, 2019, or at such a time as their successor(s) shall be elected and qualified is as follows:

Name & Address        Age    Position      Date First Elected    Term Expires
--------------        ---    --------      ------------------    ------------

Kevin Nichols          59    President,         1/29/2009          1/31/2019
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

CONFLICT OF INTEREST

Our sole Officer and Director does not currently devote all his business time to our operations and is actively involved in other business endeavors. Other than his time commitments/conflicts with his other business interests, there is no direct competition or conflict of Company interests with any other of Mr. Nichols' businesses.

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

                           SUMMARY COMPENSATION TABLE
                                           Non-Equity Nonqualified
                                            Incentive Deferred  All
Name and                                       Plan   Compen-   Other
Principal                    Stock  Option    Compen- sation    Compen-
Position  Year Salary Bonus  Awards Awards    sation  Earnings  sation Totals
--------  ---  ------ -----  ------ ------    ------  --------  ------ ------
Kevin
  Nichols,2018     0      0       0      0         0         0       0      0
President,2017     0      0       0      0         0         0       0      0
CEO & CFO 2016     0      0       0      0         0         0       0      0
          2015     0      0       0      0         0         0       0      0
          2014     0      0       0      0         0         0       0      0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name             (1)    (2)    (3)    (4)    (5)    (6)    (7)    (8)    (9)
--------------  ----   ----   ----   ----   ----   ----   ----   ----   ----
Kevin Nichols     0      0      0      0      0      0      0      0      0
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit-related services were $9,990, for tax services were $0, and for other services were $0 during the year ended August 31, 2018.

For the year ended August 31, 2017, the total fees charged to the Company for audit services were $9,250, for tax services were $0, and for other services were $0.

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

   3.2        Bylaws                        Incorporated by reference to
                                              the Registration Statement on
                                              Form S-1 filed with the SEC on
                                              May 20, 2010, File No. 333-
                                              162824

  23.1        Consent of Independent Auditors

  31          Section 302 Certification of  Filed herewith
              Chief Executive Officer &
              Chief Financial Officer

  32          Section 906 Certification of  Filed herewith
              Chief Executive Officer and
              Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe it meets all of the requirements for filing Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, in the city of Spokane, state of Washington, on November 15, 2018.

SATUSA CORPORATION, Registrant

/s/ Kevin Nichols                                          November 15, 2018
-----------------                                          -----------------
    Kevin Nichols, President & Director                           Date
   (Principal Executive Officer,
     Principal Financial Officer,
     Principal Accounting Officer)

                                     -31-
<PAGE