Form 10-Q
period 2019-02-28
SATUSA Corp
filed 2019-04-22
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,400,000 shares as of April 15, 2019

ITEM 1. FINANCIAL STATEMENTS.

The financial statements for the quarter ended February 28, 2017 immediately follow.

                              SATUSA Corporation
                Unaudited Interim Condensed Balance Sheets
                            As of February 28, 2019
----------------------------------------------------------------------------

                                            February 28,       August 31,
                                                2019              2018
                                              -------           --------
Current Assets
  Cash                                     $   10,024         $   10,704
  Accounts Receivable                           2,060              4,120
                                              -------           --------

   Total Current Assets                        12,084             14,824
                                              -------           --------

LIABILITIES
Current Liabilities
  Accrued Liabilities                           1,620              3,780
  Related Party Payable                             0              1,910
                                              -------           --------

   Total Current Liabilities                    1,620              5,690
                                              -------           --------

   Total Liabilities                            1,620              5,690
                                              -------           --------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Paid-In Capital, Par Value $0.0001 per Share,
    75,000,000 Shares Authorized,
    12,400,000 Shares Outstanding
       as of February 28, 2019 and
       August 31, 2018                          1,240             1,240
Additional Paid In Capital                     10,760            10,760
Accumulated Deficit                            (1,536)           (2,866)
                                              -------           --------

   Total Shareholders' Equity                  10,464             9,135
                                              -------           --------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                      $  12,084          $ 14,824
                                              -------           --------


  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations



                                  Three      Three        Six       Six
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                               February   February   February   February
                                28,2019    28,2018    28,2019    28,2018
                                -------    -------   -------    -------

Operating Revenue              $  8,110   $  9,740    $ 19,443   $ 16,944
                                 ------     ------      ------     ------
Total Revenue                     8,110      9,740      19,443     16,944

Cost of Services                  1,758      1,350       1,857      1,570
                                 ------     -------     ------     ------

Gross Profit                      6,352      8,390      17,586     15,374
                                 ------     ------      ------     ------

Expenses:
   General & Administrative       6,749      4,282       9,984      8,072
   Compensation Expense-Founder   6,272          -       6,272          -
                                 ------     ------      ------     ------

Total Expenses                   13,021      4,282      16,256      8,072
                                 ------     ------      ------     ------

Provision for Income Taxes            0          0           0          0
                                 ------     ------      ------     ------

Net Income (Loss)              $ (6,669)  $  4,108    $  1,330    $ 7,302


Net Loss per Common Share -
   Basic and Diluted           $  (0.00)  $  (0.00)   $  (0.00)    $(0.00)
                                   ====      ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000  12,400,000
                             ========== ========== ==========  ==========








  The accompanying notes are an integral part of these financial statements.

SATUSA Corporation
Unaudited Interim Condensed Statements of Cash Flows


                                             Six Months      Six Months
                                                  Ended           Ended
                                               February        February
                                                28,2019         28,2018
                                                -------         -------

Cash Flows from Operating Activities:
   Net Income (Loss)                          $   1,330       $   7,302
   Net Change in A/R                              2,060           2,746
   Net Change in A/P                             (2,160)         (2,700)
                                                  -----           -----

Net Cash Provided By
   (Used In) Operating Activities                 1,230          4,348
                                                  -----           -----

Cash Flows from Financing Activities:
   (Repayments to) Advances from Affiliate       (1,910)        (64,503)
                                                  -----           -----

Net Cash Flows Provided by
   Financing Activities                          (1,910)        (64,503)
                                                  -----           -----

Net Increase (Decrease) in Cash                    (680)        (57,155)
                                                  -----           -----

Cash - Beginning of Period                       10,704          67,662

Cash - End of Period                           $ 10,024      $   10,508
                                                 ======          ======

Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                                 $      -      $        -
      Income Taxes                             $      -      $        -













  The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation.
     Unaudited Interim Condensed Statements of Shareholders' Equity
      For the Period From August 31, 2016 Through February 28, 2019
-----------------------------------------------------------------------------
                                                          Deficit
                                                          Accumulated
                                  Common    Additional     During
                        Common    Stock      Paid In      Development
                        Stock     Amount	     Capital        Stage   Total
                        -----------------------------------------------------
BALANCE,
  AUGUST 31, 2016     12,400,000   $ 1,240    $10,760    $ (46,847) $(34,847)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2017	                                   24,439    24,439
                        -----------------------------------------------------

BALANCE,
  AUGUST 31, 2017     12,400,000   $ 1,240    $10,760    $ (22,408) $(10,408)
                        -----------------------------------------------------

Net Income - Year
    Ended August 31, 2018	                                   19,541    19,541
                        -----------------------------------------------------

BALANCE,
  AUGUST 31, 2018     12,400,000   $ 1,240    $10,760    $  (2,865) $  9,135
                        -----------------------------------------------------

Net Income - Six Months
    Ended February 28, 2019	                                  1,330     1,330
                        -----------------------------------------------------

BALANCE,
  FEBRUARY 28, 2019   12,400,000   $ 1,240    $10,760    $   1,536  $ 10,465
                        ====================================================
















The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2019, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2018 audited financial statements. The results of operations for the period ended February 28, 2019 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of February 28, 2019, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. FORWARD LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

During the 3rd quarter of fiscal 2016, the Company chose to forego its previous business of a water-based flavored drink and adopt a new business plan. This new business strategy is to provide an SAT Preparatory program that has been designed with a focus to expand on a regional and possibly national basis to help train high-school students for these rigorous and extremely important college entrance exams.

In doing so, the Company continues to expand this program and has generated consistent revenues.

During the three months ended February 28, 2019, the Company's revenues totaled $8,110 versus $9,740 for the same period in the prior year. The decrease is due to scheduling conflicts with the new location for the class. These are the revenues derived from class fees for students attending the SAT prep class.

The Company incurred Cost of Services during the most recent quarter of $1,758 versus $1,350 for same period previous year for books, copying, supplies and other class-related expenses. We also incurred $6,749 in General and Administrative costs for most recent quarter, consisting of $1,920 in accounting/professional services and $1,096 for insurance and $3,733 in miscellaneous expenses, including approximately $1,600 for room rental, an expense that was not incurred in the prior year. For the same period in the prior year, these expenses totaled $4,282, consisting of $1,920 in accounting/professional services, insurance of $1,096, and $1,266 in miscellaneous expenses. In this most recent quarter, the payable to the Founder was reduced to $0, and the founder took compensation totaling $6,272 during the period.

Since our most recent fiscal year end of August 31, 2018, our cash balance has remained at roughly the same level, from a balance of $10,704 at year end to a current balance of $10,024, as the advances from the Founder were paid back in full and he started to receive remuneration for his services. Our cash flow from operations totaled $1,230 (after Founder compensation of $6,272 was paid) for the six-months ended February 28, 2019, and $4,348 for the same period in the prior year. Net payments (compensation) to Related Party totaled $6,272 for the most recent quarter.

Accounts Receivable decreased to $2,060 at February 28, 2019, from $4,120 at year end, as the Company reflected the billings for classes taught in February, which is a partial month and is also when a new session of classes begins versus a full month of billings at year end.

Accrued liabilities are down from $3,780 at year end to $1,620 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $1,910 at year end to a present balance of $0 as the founder received repayment from operations and another $6,272 in compensation during the year to date. Reflecting the continued positive operating results of our new business plan, Shareholders' Equity increased from $9,135 at year end to $10,464 as of February 28, 2019.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended February 28, 2019.

                      Balance Sheet Data:          2/28/18
                      -------------------          --------
                      Cash                        $  10,024
                      Total Assets                $  12,084
                      Total Liabilities           $   1,620
                      Shareholders' Equity        $  10,464

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2019 was $10,025. With its new business plan, the Company is consistently generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $1,230 (after paying the Founder compensation of $6,272) and totaled $4,348 for the same period in the prior year.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds if the Company is unable to receive adequate funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of February 28, 2019, these advances that our officer/director had loaned and paid expenses (net of repayments) directly on the Company's behalf have been repaid in full.

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

4. Look at and meet with representatives within the outlying communities that might be interested in sponsoring or putting together programs for their local students. This will include our planned expansions within and to other communities in western Washington and north Idaho that are within distance of a few hours commute.

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

As of February 28, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2019.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not affect our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

As an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2019. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2018.

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

April 15, 2019         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)