Form 10-Q
period 2019-05-31
SATUSA Corp
filed 2019-07-23
CIK 1459287

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2019

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

The financial statements for the quarter ended May 31, 2019 immediately follow.

                             SATUSA Corporation
                 Unaudited Interim Condensed Balance Sheets
                             As of May 31, 2019


                                    ASSETS

                                                   May 31,        August 31,
                                                     2019              2018
Current Assets
Cash                                             $ 17,338          $ 10,704
Accounts Receivable                                 6,090             4,120
                                                      ---               ---

   Total Current Assets                            23,428            14,824
                                                      ---               ---

TOTAL ASSETS                                     $ 23,428          $ 14,824
                                                      ===               ===

                                  LIABILITIES

Current Liabilities
Accrued Liabilities                                 1,620             3,780
Payable to Affiliates                                   0             1,910
                                                   ------             -----

   Total Current Liabilities                        1,620             5,690
                                                   ------            ------

STOCKHOLDERS' EQUITY(DEFICIT)
Common Stock:
   Par Value $0.0001 per Share,
      75,000,000 Shares Authorized,
      12,400,000 and 12,400,000 Shares
      Outstanding at May 31, 2019
      and August 31, 2018, Respectively             1,240             1,240
Additional Paid In Capital                         10,760            10,760
Deficit Accumulated During Development Stage        9,808           (2,865)
                                                   ------            ------

   Total Shareholders' Equity                      21,808             9,135
                                                   ------            ------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY(DEFICIT)                               $ 23,428          $ 14,824
                                                      ===               ==

  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
             Unaudited Interim Condensed Statements of Operations


                                  Three      Three       Nine       Nine
                                 Months     Months     Months     Months
                                  Ended      Ended      Ended      Ended
                                    May        May        May        May
                                31,2019    31,2018    31,2019    31,2018
                                -------    -------    -------    -------

Operating Revenue              $ 18,980   $ 17,365   $ 38,423   $ 34,309
                                  -----      -----      -----      -----
Total Revenue                    18,980     17,365     38,423     34,309

Cost of Services                 (3,342)    (2,123)   (12,868)    (5,164)
                                  -----      -----      -----      -----
Gross Profit                     15,638     15,242     25,555     29,145

Expenses:
   General & Administrative       4,294      3,787     12,881     10,388
                                  -----      -----      -----      -----

Total Expenses                    4,294      3,787     12,881     10,388
                                  -----      -----      -----      -----

Provision for Income Taxes            0          0          0          0
                                      -          -          -          -

Net Income (Loss)              $ 11,344   $ 11,445   $ 12,673   $ 18,757
                                 ======      =====     ======      =====




Net Loss per Common Share -
   Basic and Diluted            $ (0.00)   $ (0.00)   $ (0.00)   $ (0.00)
                                   ====       ====       ====       ====

Weighted Average Number of
   Shares Outstanding -
      Basic and Diluted      12,400,000 12,400,000 12,400,000 12,400,000
                             ========== ========== ========== ==========










  The accompanying notes are an integral part of these financial statements.

                              SATUSA Corporation
              Unaudited Interim Condensed Statements of Cash Flows

                                            Nine Months    Nine Months
                                              Ended          Ended
                                               May            May
                                              31,2019       31,2018
                                              -------       -------

Cash Flows from Operating Activities:
   Net Income (Loss)                        $  12,673     $  18,757
   Net Change in Accounts Receivable           (1,970)       (1,804)
   Net Change in Accrued Liabilities           (2,160)       (2,700)
                                                  ---         -----

Net Cash Provided By
   (Used In) Operating Activities               8,543        14,253
                                                -----         -----

Cash Flows from Financing Activities:
   Net Repayments to Affiliate                 (1,910)      (69,722)
   Proceeds from Sale of Common Stock               0             0
                                                -----         -----

Net Cash Flows Provided by
   Financing Activities                        (1,910)      (69,722)
                                                -----         -----

Net Increase (Decrease) in Cash                 6,633       (55,469)
                                                -----         -----

Cash - Beginning of Period                     10,704        67,662

Cash - End of Period                         $ 17,338      $ 12,193


Supplemental Disclosure of Cash Flow Information:
   Cash Paid For:
      Interest                           $      -    $      -
      Income Taxes                       $      -    $      -













  The accompanying notes are an integral part of these financial statements.

                            SATUSA Corporation
     Unaudited Interim Condensed Statements of Shareholders' Equity
-----------------------------------------------------------------------------


              Statement of Changes in Shareholders' Equity
                  For the period ending May 31, 2018

                                  Common
                        Common    Stock -   Additional  Accumulated
                        Stock -    Par       Paid In     (Deficit)/
                        Shares    Value      Capital       Equity      Total
                        -----------------------------------------------------

BALANCE,
  AUGUST 31, 2017     12,400,000   $ 1,240    $10,760    $ (22,408) $(10,406)
                        -----------------------------------------------------

Sales of Common Stock          -         -          -            -         -

Net Income                                                  18,757    18,757
                        -----------------------------------------------------

BALANCE,
  MAY 31, 2018        12,400,000   $ 1,240    $10,760    $  (3,651) $  8,351
                        ====================================================




              Statement of Changes in Shareholders' Equity
                  For the period ending May 31, 2019

BALANCE,
  AUGUST 31, 2018     12,400,000   $ 1,240    $10,760    $  (2,861) $  9,133
                        -----------------------------------------------------

Sales of Common Stock          -         -          -            -         -

Net Income                                                  12,673    12,673
                        -----------------------------------------------------

BALANCE,
  MAY 31, 2019        12,400,000   $ 1,240    $10,760    $   9,812  $ 21,808
                        ====================================================








  The accompanying notes are an integral part of these financial statements.

                             SATUSA Corporation
        Unaudited Interim Condensed Notes to the Financial Statements
-----------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by SATUSA Corporation (the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2019, and for all periods presented herein, have been made.

During its 3rd quarter of fiscal 2016, the Company adopted a new business plan of offering an SAT exam preparatory course. In doing so, it also changed the Company's name from Essense Water, Inc. to SATUSA Corporation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 2018 audited financial statements. The results of operations for the period ended May 31, 2019 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Company has evaluated subsequent events through the date that the financial statements were issued. There were no significant subsequent events that need to be disclosed.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2019, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. FORWARD LOOKING STATEMENTS

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

During the three months ended May 31, 2019, the Company's revenues totaled $18,980 versus $17,365 for the same period in the prior year. The increase is due to a slight increase in the number of students. These are the revenues derived from class fees for students attending the SAT prep class.

The Company incurred Cost of Services during the most recent quarter of $3,342 versus $2,123 for same period previous year for teacher/owner compensation, books, copying, supplies and other class-related expenses. Teacher compensation totaled $3,000 for the most recent quarter, there was none taken during the same quarter in 2018. The other components include class books and supplies of $342 in 2019 versus a total of $2,213 in 2018 as there was far more reproduction and copying expenses in the prior year.

We also incurred $4,294 in General and Administrative costs for most recent quarter, consisting of $1,920 in accounting/professional services and $1,096 for insurance and $1,278 in miscellaneous expenses. For the same period in the prior year, these expenses totaled $3,787, consisting of $1,920 in accounting/professional services, insurance of $1,096, and $771 in miscellaneous expenses.

Since our most recent fiscal year end of August 31, 2018, our cash balance has increased from a balance of $10,704 at year end to a current balance of $17,338, as the advances from the Founder have been paid back in full and he started to receive remuneration for his services. Our cash flow from operations totaled $8,543 (after Founder compensation of $9,272 was paid) for the nine-months ended May 31, 2019, and $14,253 for the same period in the prior year. Net payments (compensation) to Related Party totaled $1,910 for the most recent nine months.

Accounts Receivable increased to $6,090 at May 31, 2019, up from $4,120 at year end, as the Company reflected the billings for classes taught in May, which is a full month and is also when a new session of classes begins versus a full month of billings at year end.

Accrued liabilities are down from $3,780 at year end to $1,620 at present due to the more expensive year-end "audit" reflected at the August 31 year end date versus the less expensive accounting "review" done on the Company's quarterly operations. The balance of Related Party Payable has been reduced from $1,910 at year end to a present balance of $0 as the founder received repayment from operations and another $9,272 in compensation during the year to date. Reflecting the continued positive operating results of our new business plan, Shareholders' Equity increased from $9,135 at year end to $21,808 as of May 31, 2019.

In May 2009, a total of 12,000,000 shares of common stock were issued in exchange for $2,000, or $.0017 per share. These securities were issued to Kevin Nichols, the sole officer and director of the Company.

During the year ended August 31, 2013, the Company sold a total of 400,000 shares of common stock at $0.025 per share for total proceeds of $10,000.

The following table provides selected financial data about our Company for the period ended May 31, 2019.

                      Balance Sheet Data:          5/31/19
                      -------------------          --------
                      Cash                        $  17,338
                      Total Assets                $  23,428
                      Total Liabilities           $   1,620
                      Shareholders' Equity        $  23,428

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at May 31, 2019 was $17,338. With its new business plan, the Company is consistently generating operating income and positive cash flow. Net cash from operating activities for the most recent quarter was $8,543 (after paying the Founder compensation of $3,000) and totaled $14,253 for the same period in the prior year.

Funds may continue to be provided by the Company's sole officer/director, if needed. He has agreed to advance funds if the Company is unable to receive adequate funds from other source(s). However, we have no formal commitment, arrangement(s), or legal obligation with our founder to advance or loan funds to us. As of May 31, 2019, these advances that our officer/director had loaned and paid expenses (net of repayments) directly on the Company's behalf have been repaid in full.

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

As of May 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), 2013 version, and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2019. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2019.

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

July 18, 2019         SATUSA Corporation

                        /s/ Kevin Nichols
                            -------------
                        By: Kevin Nichols
                         (Chief Executive Officer, Chief Financial Officer,
                          Principal Accounting Officer, President, Secretary, Treasurer & Sole Director)